Form 10-Q
period 2007-09-30
Tremisis Energy Acquisition CORP II
filed 2008-01-22
CIK 1408193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 001-33814

Tremisis Energy Acquisition Corporation II
(Exact Name of Issuer as Specified in Its Charter)

Delaware	26-0971890
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11622 Monica Street, Houston, Texas 77024

(Address of Principal Executive Office)

(917) 892-1442
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

As of January 18, 2008, 12,231,250 shares of common stock, par value $.0001 per share, were issued and outstanding.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)

Table of Contents

Page
Part I. Financial Information:

Item 1 –Financial Statements (Unaudited):	2

Condensed Balance Sheet as of September 30, 2007	3

Condensed Statement of Operations for the Period July 3, 2007 (inception) to September 30, 2007	4

Condensed Statement of Stockholders’ Equity for the Period July 3, 2007 (inception) to September 30, 2007	5

Condensed Statement of Cash Flows for the Period July 3, 2007 (inception) to September 30, 2007	6

Notes to Unaudited Condensed Financial Statements	7-12

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4 – Controls and Procedures	14

Part II. Other Information:

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6 – Exhibits	16

Signatures	17

Certifications

PART I

FINANCIAL INFORMATION

ITEM1.	FINANCIAL STATEMENTS (UNAUDITED)

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Condensed Balance Sheet
September 30, 2007
(unaudited)

ASSETS

Current assets:
Cash	$42,224
Total current assets	42,224
Deferred offering costs (Note 4)	115,491
Total assets	$157,715

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$2,500
Note payable - stockholders (Note 5)	132,990
Total current liabilities	135,490

Commitments (Note 6)

STOCKHOLDERS' EQUITY: (Note 7)
Common stock, $.0001 par value per share, authorized 25,000,000 shares, issued and outstanding 2,731,250 shares	273
Additional paid in capital	24,727
Deficit accumulated during the development stage	(2,775)
Total stockholders' equity	22,225
Total liabilities and stockholders' equity	$157,715

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Condensed Statement of Operations
(unaudited)

Period July 3, 2007 (inception) to September 30, 2007

Formation and operating costs	$2,775

Net loss	(2,775)

Weighted average number of shares outstanding	2,731,250

Net loss per share, basic and diluted	$(0.00)

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Condensed Statement of Stockholders’ Equity
(unaudited)
For the Period July 3, 2007 (inception) to September 30, 2007

				Deficit accumulated
			Additional	During the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity
Issuance of common stock to initial stockholders	2,731,250	$273	$24,727	$-	$25,000
Net loss for the period	-	-	-	(2,775)	(2,775)

Balance at September 30, 2007	2,731,250	$273	$24,727	$(2,775)	$22,225

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Condensed Statement of Cash Flows
(unaudited)

Period July 3, 2007 (inception) to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,775)
Adjustments to reconcile net income to net cash used in operating activities:
Increase in accrued expenses	2,500
Net cash used in operating activities	(275)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares of common stock to initial stockholders	25,000
Proceeds from note payable - stockholders	132,990
Payments of offering costs	(115,491)
Net cash provided by financing activities	42,499

NET INCREASE (DECREASE) IN CASH	42,224
CASH
Cash at beginning of period	-
Cash at end of period	$42,224

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Unaudited Condensed Financial Statements

NOTE 1 - Organization and Business Operations

The condensed financial statements at September 30, 2007 and for the period from July 3, 2007 (inception) to September 30, 2007 have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of Tremisis Energy Acquisition Corporation II (the “Company”) as of September 30, 2007 and the results of operations and cash flows for the period from July 3, 2007 (inception) to September 30, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period presented or for any other interim period or for the full year.

Tremisis Energy Acquisition Corporation II was incorporated in Delaware on July 3, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

At September 30, 2007, the Company had not yet commenced any operations. All activity through September 30, 2007 relates to the Company’s formation and the public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company's initial public offering ("Offering") was declared effective December 6, 2007. The Company consummated the Offering December 12, 2007 and received net proceeds of approximately $76,000,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Offering an aggregate of $75,595,000 including the $2,650,000 proceeds of the Private Placement described in Note 3 and the $3,040,000 of deferred underwriters discounts described in Note 3, was placed in a trust account ("Trust Account") which is to be invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would not conclude that such agreements are not legally enforceable. The Company's Chairman of the Board and the Company's Chief Executive Officer have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. Furthermore, they will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business). Additionally, in the case of a prospective target business that did not execute a waiver, such liability will only be in an amount necessary to ensure that public stockholders receive no less than $7.77 per share upon liquidation The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,200,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional amounts may be released to us as necessary to satisfy tax obligations.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Unaudited Condensed Financial Statements

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Proposed Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Proposed Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Proposed Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Unaudited Condensed Financial Statements

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence up to 24 months from the Effective Date of the Offering. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is unlikely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering).

NOTE 2 - Summary of Significant Accounting Policies

Concentration of Credit Risk- The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

Deferred Income Taxes- Deferred income tax assets and liabilities are computed for differences between the financial statements and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. As of September 30, 2007 the Company has provided a full valuation allowance against the deferred tax benefit related to its net loss.

Loss Per Share- Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities of other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At September 30, 2007, there were no such potentially dilutive securities.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Unaudited Condensed Financial Statements

Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements- Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 - Summary of Significant Accounting Policies

In December  2007, the Company completed its Offering in which it sold to the public 9,500,000 units (“Units”), at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination and one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Company may redeem the Warrants, at a price of $.01 per Warrant upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $12.00 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

       The Company paid the underwriters in the Offering an underwriting discount of $2,280,000 of the gross proceeds of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $3,040,000 will not be payable unless and until the Company complete a Business Combination will not be waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Unaudited Condensed Financial Statements

NOTE 4 - Deferred Offering Costs

Deferred offering costs consist of legal and other fees incurred through the balance sheet date that are directly related to the Proposed Offering and that were charged to stockholders’ equity upon the receipt of the capital raised.

NOTE 5 - Note Payable, Stockholders

The Company issued unsecured promissory notes in an aggregate principal amount of $132,990 to two of the Initial Stockholders. The notes are non-interest bearing and were paid in full from the proceeds of the initial public offering on December 14, 2007. Due to the short-term nature of the notes, the fair value of the note approximates their carrying amount.

NOTE 6 - Commitments

The Company presently occupies office space provided by an affiliate of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time, at no charge.

Pursuant to letter of agreements which the Initial Stockholders will enter into with the Company and the underwriters, the Initial Stockholders will waive their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Company’s Initial Stockholdrs have purchased a total of 2,650,000 Warrants (“Insider Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $2,650,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from this purchase were placed in the Trust Account. The Insider Warrants purchased are identical to the Warrants underlying the Units offered in the Offering except that the Warrants may not be called for redemption and the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. Furthermore, the purchaser has agreed that the Insider Warrants will not be sold or transferred by them, except for estate planning purposes, until after the Company has completed a Business Combination.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Unaudited Condensed Financial Statements

The Initial Stockholders and the holders of the Insider Warrants (or underlying securities) are entitled to registration rights with respect to their founding shares or Insider Warrants (or underlying securities) pursuant to an agreement. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

NOTE 7 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters will prohibit the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We were formed on July 3, 2007, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses or assets. Our efforts in identifying a prospective target business will not be limited to a particular industry, although we intend to focus our efforts on acquiring an operating business in either the energy or the environmental industry and their related infrastructures.

Results of Operations

For the period from July 3, 2007 (inception) to September 30, 2007, we had a net loss of $2,775 consisting of formation costs and expenses.

Financial Condition and Liquidity

We consummated our initial public offering of 9,500,000 units on December 12, 2007. Gross proceeds from our initial public offering were $76,000,000. We paid a total of $2,280,000 in underwriting discounts and commissions and $628,612 for other costs and expenses related to the offering. An additional $3,040,000 of underwriting discounts and commissions has been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $2,650,000 from the private sale of warrants (the “Sponsor’s Warrants”) to Lawrence S. Coben, our chairman of the board and chief executive officer, Ronald D. Ormand, our president, chief financial officer and member of our board of directors, Jon Schotz and Charles A. Norris, each a member of our board of directors, and Bill Goldstein, Dean Vanech, Jerry Doren, Owen Coleman, Bill Armstrong, Trevor Wilson, Brian McInerny, Richard Kassar, David Levine, Jim Land, David A. Preiser, Gary Evans and Dr. John Jacobs, each a stockholder of ours, from the offering were $75,997,817, of which $75,595,000 was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to effect a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 6, 2009, assuming that a business combination is not consummated during that time.

We expect our primary liquidity requirements during this period to include approximately $200,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $500,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; $150,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $500,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

In addition, in July and August of 2007, Lawrence S. Coben and Ronald D. Ormand advanced an aggregate of $132,990 to us for payment on our behalf of offering expenses. These loans was repaid following our initial public offering from the proceeds of the offering.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

PART II

OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2007, we closed our initial public offering of 9,500,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $5.00 per share. The units from the initial public offering were sold at an offering price of $8.00 per unit, generating total gross proceeds of $76,000,000. Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as representative of the underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-145625). The Securities and Exchange Commission declared the registration statement effective on December 6, 2007.

We paid a total of $2,280,000 in underwriting discounts and commissions and $628,612 for other costs and expenses related to the offering and the over-allotment option. An additional $3,040,000 of underwriting discounts and commissions has been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination.

We also consummated the simultaneous private sale of 2,650,000 Sponsor’s Warrants at a price of $1.00 per warrant, generating total proceeds of $2,650,000. The Sponsor’s Warrants were purchased by Lawrence S. Coben, our chairman of the board and chief executive officer, Ronald D. Ormand, our president, chief financial officer and member of our board of directors, Jon Schotz and Charles A. Norris, each a member of our board of directors, and Bill Goldstein, Dean Vanech, Jerry Doren, Owen Coleman, Bill Armstrong, Trevor Wilson, Brian McInerny, Richard Kassar, David Levine, Jim Land, David A. Preiser, Gary Evans and Dr. John Jacobs, each a stockholder of ours. The Sponsor’s Warrants to be purchased by these individuals will be identical to warrants underlying the units being offered by this prospectus except that if we call the warrants for redemption, the Sponsor’s Warrants will be exercisable on a cashless basis so long as they are still held by the purchasers or their affiliates. The purchasers of the Sponsor’s Warrants have agreed that the Sponsor’s Warrants will not be sold or transferred by them until after we have completed a business combination.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private sale of Sponsor’s Warrants were $75,997,817, of which $75,595,000 was deposited into the trust account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6. EXHIBITS

(a) Exhibits:

31.1 Section 302 Certification by Principal Executive Officer

31.2 Section 302 Certification by Principal Financial and Accounting Officer

32	Section 906 Certification by Principal Executive Officer and Principal Financial and Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMISIS ENERGY ACQUISITION
CORPORATION II

Dated: January 22, 2008
/s/ Lawrence S. Coben
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald D. Ormand
President and Chief Financial Officer
(Principal Accounting and Financial Officer)