Form 10-K
period 2007-12-31
Tremisis Energy Acquisition CORP II
filed 2008-03-31
CIK 1408193

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 001-33814

TREMISIS ENERGY ACQUISITION CORPORATION II
(Name of Issuer in Its Charter)

Delaware (State of Incorporation)	26-0971890 (Issuer I.R.S. Employer I.D. Number)

11622 Monica Street, Houston, Texas (Address of principal executive offices)	77024 (zip code)

(713) 954-3665
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	American Stock Exchange

Common Stock, $.0001 par value per share	American Stock Exchange

Warrants to purchase shares of Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐            Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

Issuer’s revenues for the fiscal period ended December 31, 2007 were $0.

As of March 25, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $70,075,217.

As of March 24, 2008, there were 12,165,837 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

TREMISIS ENERGY ACQUISITION CORPORATION II
FORM 10-K
TABLE OF CONTENTS

PART I

Item 1.	BUSINESS	2
Item 1A.	RISK FACTORS	8
Item 1B.	UNRESOLVED STAFF COMMENTS	23
Item 2.	PROPERTIES	23
Item 3.	LEGAL PROCEEDINGS	23
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS	23

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY,
	RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES
	OF EQUITY SECURITIES	23
Item 6.	SELECTED FINANCIAL DATA	25
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	26
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	28
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	28
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	28
Item 9A	CONTROLS AND PROCEDURES	28
Item 9B.	OTHER INFORMATION	28

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND
	CORPORATE GOVERNANCE	28
Item 11.	EXECUTIVE COMPENSATION	32
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	34
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
	DIRECTOR INDEPENDENCE	36
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	39
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	40

INDEX TO FINANCIAL STATEMENTS		42

PART I

ITEM 1. BUSINESS

Tremisis Energy Acquisition Corporation II is a blank check company formed on July 3, 2007 to acquire one or more operating businesses or assets through a merger, stock exchange, asset acquisition, reorganization or similar business combination. Our efforts in identifying a prospective target business will not be limited to a particular industry, although we intend to focus our efforts on seeking a business combination with an operating company in either the energy or the environmental industry and their related infrastructures.

On December 12, 2007, we closed our initial public offering of 9,500,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share (“IPO”). Simultaneously with the consummation of the IPO, we consummated the private sale of 2,650,000 warrants (“sponsors’ warrants”) at a price of $1.00 per sponsors’ warrant, generating total proceeds of $2,650,000. On January 24, 2008, we consummated the closing of an additional 232,669 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $77,861,352. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option and the private sale) were $77,572,806, of which $77,400,511 was deposited into the trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2007, there was $75,595,000 plus accrued interest of $152,990 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our IPO are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Energy Industry and Its Related Infrastructure

The energy industry and its related infrastructure generally includes the production, generation, transmission and distribution of electricity, heat, fuel and other consumable forms of energy and the infrastructure needed to maintain and operate the facilities, services and installations used in the foregoing areas. The shortage of natural gas, rising oil prices and blackouts that have occurred as a result of over-usage in current energy forms have brought renewed focus on a variety of energy forms and the infrastructure related to the transmission of such energy.

Although we may consider a target business in any segment of the energy industry, we currently intend to concentrate our search for an acquisition candidate on companies in the following segments:

•	Electricity generation, distribution and transmission;

•	Oil and natural gas production, distribution and transmission;

•	Energy related services including conservation, metering, operations and maintenance;

•	Steam generation and distribution;

•	Alternative and renewable energy technologies; and

•
The infrastructure necessary to operate in the energy industry including but not limited to areas such as the production, transportation or distribution of towers, power lines, scaffolding products and other equipment or supplies incidental to the energy industry.

Environmental Industry and Its Related Infrastructure

The environmental industry and its related infrastructure generally includes the technologies and services that protect the natural and human environment from destruction and pollution, and the infrastructure needed to maintain and operate the facilities, services and installations used in the foregoing areas. The environmental industry also seeks to ameliorate the negative effects of industrial production and unhealthy practices and materials on our population as a whole.

Landfill closures and the difficulty of positioning new facilities in certain parts of the country have required that waste be transported long distances for environmentally sound disposal. New landfills require additional remediation measures to ensure that waste does not contaminate the surrounding ground or nearby water supplies. New technologies and expenditures are increasingly required with respect to air emissions and water cleanup, as pollution from power and industrial plants merit increasing examination and concern. Searches for new energy and water sources must meet stringent environmental standards, while existing and alternative forms of energy that are being used, developed and tested must adhere to an expanding body of practices and procedures to ensure that our environment is protected.

Although we may consider a target business in any segment of the environmental industry, we currently intend to concentrate our search for an acquisition candidate on companies in the following segments:

•	Waste management and disposal, including wastewater treatment and management and sewage control;

•	Air treatment and ionization, pollution and emission control;

•	Medical waste disposal;

•	Radon and site cleanup services;

•	Other energy/environmental related technologies; and

•
The infrastructure necessary to operate in the environmental industry including but not limited to areas such as the operation of water supply facilities, waste and wastewater treatment facilities, pollution control facilities and transportation facilities and the production, transportation or distribution of the equipment and products incidental to such operations.

Selection of a target business and structuring of a business combination

We believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates available. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus for our IPO and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Payment of such fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although it is possible that we may pay such fees in the case of an uncompleted transaction, we consider this possibility to be remote. Our management has experience in evaluating transactions, particularly in the energy industry. However, they may retain consultants and advisors with experience in the evaluation of such business combinations and in our determination of whether or not to proceed with such a business combination, although we are not required to do so and may determine that our management is able to make its own determinations based on its collective business experience. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our “founders”) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We are also required to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, we would cease negotiations with such target business.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest. If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such financing arrangement and have no current intention of doing so. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such initial business combination. Any vote to extend our corporate life to continue perpetually following the consummation of an initial business combination will be taken only if the initial business combination is approved. We will only consummate an initial business combination if stockholders vote both in favor of such initial business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our founders, including all of our officers and directors, have agreed to vote the shares each received prior to our IPO (“founders’ shares”) in accordance with the vote of the holders of a majority of the shares of common stock purchased in our IPO (“IPO shares,” and the holders of IPO shares, “public stockholders”). None of our founders or their affiliates purchased any units in our IPO or have purchased any units or shares of common stock from persons in the open market or in private transactions after our IPO. However, if a significant number of stockholders vote, or indicate an intention to vote, against a proposed business combination, our founders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the IPO shares both exercise their conversion rights and vote against the business combination.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the public stockholders (but not any of our founders to the extent they hold IPO shares) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO shares. As of December 31, 2007, the per-share conversion price would have been approximately $7.97.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the initial business combination and the initial business combination is approved and completed. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the initial business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed initial business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the initial business combination to complete the tender or delivery of his shares to us if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipate.

Any request for conversion, once made, may be withdrawn at any time up to the vote taken with respect to the proposed business combination. Furthermore, if a stockholder delivered his certificate for conversion and subsequently decided prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.

If a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until December 6, 2009. If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

We will not complete any business combination if public stockholders, owning 30% or more of the IPO shares, both exercise their conversion rights and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which public stockholders owning approximately 29.99% of the IPO shares may exercise their conversion rights and the business combination will still go forward. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing a business combination that is otherwise approved by a large majority of our public stockholders.

Liquidation if no business combination

If we do not complete a business combination by December 6, 2009, we will be dissolved and will distribute to all holders of IPO shares, in proportion to the number of IPO shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The founders have waived their rights to participate in any liquidation distribution with respect to their founder shares. There will be no distribution from the trust fund with respect to our warrants.

Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2007 would have been approximately $7.97. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Lawrence S. Coben and Ronald D. Ormand have personally agreed that if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our IPO not held in the trust account. Accordingly, if a claim brought by a target business or vendor or other entity did not exceed the amount of funds available to us outside of the trust account or available to be released to us from interest earned on the trust account balance, Messrs. Coben and Ormand would not have any personal obligation to indemnify such claims as they would be paid from such available funds. However, if a claim exceeded such amounts, there is no exception to the obligations of Messrs. Coben and Ormand to pay such claim.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Furthermore, there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination.

We may also be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•
our obligation to convert into cash shares of common stock held by our public stockholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a recently formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We will not generate any revenues other than interest and dividends until, at the earliest, after the consummation of a business combination.

We may not be able to consummate an initial business combination within the required time frame, in which case, we would be forced to liquidate our assets.

Pursuant to our amended and restated certificate of incorporation, we have until December 6, 2009 to complete an initial business combination. If we fail to consummate an initial business combination within the required time frame, our corporate existence will, in accordance with our amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination. We do not have any specific business combination under consideration, and neither we, nor any representative acting on our behalf, has had any contacts with any target businesses regarding an initial business combination, nor taken any direct or indirect actions to locate or search for a target business.

If we are forced to liquidate before an initial business combination and distribute the trust account, our public stockholders may receive less than $8.00 per share and our warrants will expire worthless.

If we are unable to complete an initial business combination by December 6, 2009 and are forced to liquidate our assets, the per-share liquidation distribution may be less than $8.00 because of the expenses of our IPO, our general and administrative expenses and the anticipated costs of seeking an initial business combination. As of December 31, 2007, the per-share liquidation price was approximately $7.97, or $0.03 less than the per-unit offering price of $8.00. However, we cannot assure you that we will in fact be able to distribute approximately $7.97 per share upon liquidation of the trust account, as a result of claims of creditors which may take priority over the claims of our public stockholders. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of an initial business combination.

If we are unable to consummate an initial business combination, our public stockholders will be forced to wait until December 6, 2009 before receiving liquidation distributions.

We have until December 6, 2009 to complete an initial business combination. We have no obligation to return funds to our public stockholders prior to such date unless we consummate an initial business combination prior thereto and only then in cases where public stockholders have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete an initial business combination. Accordingly, public stockholders’ funds may be unavailable to them until such date.

Because there are numerous companies with a business plan similar to ours seeking to effectuate an initial business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies which have completed initial public offerings with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete an initial business combination in specific industries, a number of them may consummate an initial business combination in any industry they choose. Therefore, we are subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate an initial business combination within the required time period.

If the funds available to us are insufficient to allow us to operate until December 6, 2009, we may be unable to complete an initial business combination.

We believe that the funds available to us outside the trust fund, plus the interest earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate at least until December 6, 2009, assuming that an initial business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit the funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will reveal all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete an initial business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital which we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our founders to operate or may be forced to liquidate. Our founders are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than approximately $7.97 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we are required to have all third parties (including any vendors or other entities we engage) and any prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. There is also no guarantee that a court would uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation price could be less than approximately $7.97 due to claims of such creditors. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Lawrence S. Coben and Ronald D. Ormand have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, they may not be able to satisfy those obligations. Therefore, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than approximately $7.97, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least approximately $7.97 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are unable to complete an initial business combination by December 6, 2009, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. We intend to have all third parties (including any vendors or other entities that we engage in pursuit of a business combination) and prospective target businesses execute valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Accordingly, we believe the claims that could be made against us should be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. However, we cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after December 6, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to expire worthless.

No warrant held by public stockholders will be exercisable and we will not be obligated to issue shares of common stock unless, at the time such holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current. Under the terms of the warrant agreement, we have agreed to use our best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. If we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants held by public stockholders may have no value, the market for such warrants may be limited and such warrants may expire worthless. Notwithstanding the foregoing, the insider warrants may be exercisable for unregistered shares of common stock even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current.

An investor will only be able to exercise a warrant if the issuance of common stock upon the exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, if we are incorrect in this belief, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

Since we have not yet selected any target business with which to complete an initial business combination, we are unable to currently ascertain the merits or risks of the business’ operations.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of that entity. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. We may not properly ascertain or assess all of the significant risk factors inherent in a particular industry or target business. An investment in our units may also ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our capital stock or debt securities to complete an initial business combination. Issuance of our capital stock would reduce the equity interest of our stockholders and may cause a change in control of our ownership, while the issuance of debt securities may have a significant impact on our ability to utilize our available cash.

Our amended and restated certificate of incorporation authorizes the issuance of up to 35,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are currently 10,451,494 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. We may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete an initial business combination. The issuance of additional shares of common stock or any number of shares of our preferred stock:

•	may significantly reduce your equity interest in us;

•	may subordinate the rights of holders of shares of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•
may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The value of your investment in us may decline if any of these events occur.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the initial business combination for any number of reasons including those beyond our control, such as that public stockholders owning 30% or more of the IPO shares vote against the initial business combination and opt to have us convert their stock for a pro rata share of the trust account even if a majority of our stockholders approve the initial business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our ability to successfully effect an initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following an initial business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the operation of the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company, which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following an initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate an initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of an initial business combination. All of our executive officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate an initial business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity time should be allocated or a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction.

All of our officers and directors own founders’ shares and some of them own warrants purchased simultaneously with our IPO. These shares and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for an initial business combination.

All of our officers and directors own founders’ shares. Additionally, certain of our officers and directors purchased sponsors’ warrants simultaneously with our IPO. Such individuals have waived their right to receive distributions with respect to their initial shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to our IPO, as well as the sponsors’ warrants, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently quoted on the American Stock Exchange. In order to continue quotation of our securities, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (usually between $2,000,000 and $4,000,000) and a minimum number of public shareholders (usually 300 shareholders). Additionally, our securities cannot have what is deemed to be a “low selling price” as determined by the Exchange. Additionally, in connection with our business combination, it is likely that the American Stock Exchange will require us to file a new initial listing application and meet its initial listing requirements as opposed to these more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our IPO, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

Our initial business combination must be with a target business having an aggregate fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. However, we may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the industry in which we ultimately operate.

If we determine to simultaneously acquire several businesses, we will need the acquisitions to be consummated at the same time, thereby making it more difficult for us to consummate a business combination.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may proceed with an initial business combination even if public stockholders owning approximately 30% of the shares sold in the IPO exercise their conversion rights.

We may proceed with an initial business combination as long as public stockholders owning less than 30% of the IPO shares exercise their conversion rights. Accordingly, public stockholders holding up to approximately 29.99% of the IPO shares may exercise their conversion rights and we could still consummate a proposed business combination. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing an initial business combination that is otherwise approved by a large majority of our public stockholders.

Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise such conversion rights, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following an initial business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our founders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the initial business combination and the initial business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of public stockholders exercise their conversion rights than we expect. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Therefore, we may not be able to consummate an initial business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such initial business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be inclined to enter into a transaction with a publicly held blank check company like us.

We may be unable to obtain additional financing, if required, to complete an initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

If the net proceeds of our IPO prove to be insufficient to allow us to consummate a particular business combination either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our founders, including our officers, directors and special advisors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our founders (including all of our officers and directors) collectively own 20% of our issued and outstanding shares of common stock. Our founders are not restricted from purchasing additional units or shares of common stock in the open market or in private tractions. Additional purchases of shares of common stock by our founders, including our officers or directors, would likely allow them to exert more influence over the approval of our initial business combination. These individuals may have substantial financial interests in making these types of purchases. The factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. Another factor that would be taken into consideration would be that any such additional purchases would likely increase the chances that our initial business combination would be approved. Furthermore, these purchases may make it less likely that the holders of 30% or more of the IPO shares vote against a business combination and exercise their conversion rights.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of an initial business combination, in which case all of the current directors will continue in office until at least the consummation of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our founders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our founders will continue to exert control at least until the consummation of an initial business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect an initial business combination.

We issued warrants to purchase 9,732,669 shares of common stock as part of the units offered in the IPO. We also sold the sponsors’ warrants to purchase 2,650,000 shares of common stock. To the extent we issue shares of common stock to effect an initial business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the initial business combination. Accordingly, our warrants may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of a sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience a substantial dilution of your holdings.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria described in the prospectus for our IPO have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our founders or the holders of the sponsors’ warrants exercise their registration rights with respect to their founders’ shares or sponsors’ warrants and underlying shares, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect an initial business combination.

The founders are entitled to demand that we register the resale of the founders’ shares at any time commencing nine months after the consummation of our initial business combination. Additionally, the holders of the sponsors’ warrants are entitled to demand that we register the resale of such warrants and underlying shares of common stock at any time after we consummate an initial business combination. If such individuals exercise their registration rights with respect to all of their securities, then there will be an additional 2,433,168 shares of common stock and 2,650,000 warrants (as well as 2,650,000 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into an initial business combination with us or will request a higher price for their securities because of the potential negative effect the exercise of such rights may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete an initial business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we have invested the IPO proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete an initial business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we effect an initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect an initial business combination with a company located outside of the United States. If we do, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences; and

•	employment regulations.

If we were unable to adequately address these additional risks, our operations might suffer.

If we effect an initial business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect an initial business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Risks Associated with the Energy and Environmental Industries and Their Related Infrastructures

Business combinations with companies with operations in the energy and environmental industries and their related infrastructures entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the energy and environmental industries and their related infrastructures, we will be subject to, and possibly adversely affected by, the following risks:

Fluctuations in energy prices may cause a reduction in the demand or profitability of the products or services we may ultimately produce or offer.

Prices for energy sources such as oil and natural gas tend to fluctuate widely based on a variety of political and economic factors. These price fluctuations heavily influence both the energy and environmental industries and their related infrastructures. Lower energy prices for existing products tend to limit the demand for alternate forms of energy services and related products and infrastructure. Factors that impact price fluctuations include the actions of the members of the Organization of Petroleum Exporting Countries, or OPEC, the level of production by non-OPEC countries, worldwide demand for oil and natural gas, political tensions involving OPEC and non-OPEC countries and other varying factors. If we complete a business combination with a target business that is involved with an energy source that is affected by these or other factors, there may be a decrease in the demand for the products or services we may ultimately produce or offer and our profitability could be adversely affected.

Changes in technology may render our products or services obsolete following a business combination.

Both the energy and environmental industries and their related infrastructures are substantially affected by rapid and significant changes in technology. These changes may render certain existing services and technologies currently used obsolete. The technologies used by or relied upon by a target business with which we effect a business combination may be subject to such obsolescence. While we may attempt to adapt and apply the services provided by the target business to newer technologies, our resources may be insufficient to fund these changes or these changes may ultimately prove unsuccessful.

Failure to comply with governmental regulations could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities.

Both the energy and environmental industries are subject to extensive federal, state and local laws and regulations related to health and safety and those associated with compliance and permitting obligations (including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances or wastes, or discharges and air and other emissions) as well as land use and development. Existing laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities. These costs and liabilities could adversely affect our operations following a business combination. These laws, regulations and obligations could change with the promulgation of new laws and regulations or a change in the interpretation of existing laws and regulations, which could result in substantially similar risks. We may not be able to comply with existing or new regulations.

If we are unable to acquire or renew permits and approvals required for our operations following a business combination, we may be forced to suspend or cease our operations altogether.

The construction and operation of energy projects require numerous permits and approvals from governmental agencies. We may not be able to obtain all necessary permits and approvals following a business combination. If we are unable to obtain or renew permits or approvals necessary for the operation of our business following a business combination, our operations would be adversely affected. In addition, obtaining all necessary permits and approvals may necessitate substantial expenditures and may create a significant risk of expensive delays or loss of value if a project is unable to function as planned due to changing requirements or local opposition.

Regulation within the energy industry could reduce our profitability following a business combination.

Essentially all of the energy sectors including electric generation, transmission and distribution, natural gas transmission and distribution, and oil transportation are subject to highly technical Federal and state regulatory regimes. Rates, terms of service, facility sites, financing, dividend payments, wages, divestitures, changes in control and business dealings with affiliates are all subject to ongoing regulatory disclosure and approval on the merits. The failure or refusal of any jurisdictional regulator to grant approval as to any particular rate, service or transaction could prove harmful to us, as could the occurrence of any dispute with a regulator.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

We maintain our principal executive offices at 11622 Monica Street, Houston, Texas 77024. An affiliate of ours is providing this space to us at no charge. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols TGY.U, TGY and TGY.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on December 12, 2007, and since the common stock and warrants commenced public trading on March 5, 2008.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2008:
First Quarter*	$8.05	$7.55	$7.21	$7.18	$0.65	$0.48

2007:
Fourth Quarter	$8.00	$7.90	N/A	N/A	N/A	N/A

* Through March 20, 2008.

Holders

As of March 25, 2008, there was one holder of record of our units, 19 holders of record of our common stock and 18 holder of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In July 2007, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares

Lawrence S. Coben	2,406,250
Jon Schotz	150,000
Charles A. Norris	150,000
Stephen N. Casati	25,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.009 per share.

In September 2007, Lawrence S. Cohen transferred 1,203,125 shares of common stock to Ronald D. Ormand, our president, chief financial officer and member of our board of directors, for approximately $0.009 per share. In October 2007, Messrs. Coben and Ormand transferred an aggregate of 281,250 shares of common stock to (i) Bill Armstrong (42,185 shares of common stock), (ii) Dean Vanech (37,500 shares of common stock), (iii) Jerry Doren, Owen Coleman, Bill Goldstein and Trevor Wilson (each 28,125 shares of common stock), (iv) David A. Preiser (18,750 shares of common shares) and (v) Brian McInerny, Richard Kassar, David Levine, Jim Land and Dr. John Jacobs (each 14,063 shares of common stock), all for approximately $0.009 per share. In November 2007, Messrs. Coben and Ormand transferred an aggregate of 187,500 shares of common stock to Gary Evans for approximately $0.009 per share.

Simultaneously with the consummation of the IPO, we consummated the private sale of 2,650,000 sponsors’ warrants at a price of $1.00 per sponsors’ warrant, generating total proceeds of $2,650,000. The sponsors’ warrants were purchased by Lawrence S. Coben, our chairman of the board and chief executive officer, Ronald D. Ormand, our president, chief financial officer and member of our board of directors, Jon Schotz and Charles A. Norris, each a member of our board of directors, and Bill Goldstein, Dean Vanech, Jerry Doren, Owen Coleman, Bill Armstrong, Trevor Wilson, Brian McInerny, Richard Kassar, David Levine, Jim Land, David A. Preiser, Gary Evans and Dr. John Jacobs, each a stockholder of ours.

Initial Public Offering

On December 12, 2007, we closed our initial public offering of 9,500,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share. On January 24, 2008, we consummated the closing of an additional 232,669 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $77,861,352. Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-145625). The Securities and Exchange Commission declared the registration statement effective on December 6, 2007.

We paid a total of $2,335,841 in underwriting discounts and commissions and incurred $602,705 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private sale of sponsors’ warrants were $77,572,806, of which $77,400,511 ($75,595,000 on December 12, 2007 and $1,805,511 on January 24, 2008) was deposited into the trust account. The remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and earned $152,990 in interest through December 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

Period from inception (July 3, 2007) to
Statement of Operations Data:	December 31, 2007
Interest Income	$152,990
General and administrative expenses	51,370
Provision for income taxes	25,000
Net income	76,620
Accretion of Trust Account relating to common stock subject to possible conversion	(45,882)
Net income attributable to common stockholders	30,738
Earnings per share data:
Weighted average number of shares outstanding, basic and diluted:	3,462,124
Net income per share, basic and diluted	$0.01
Number of shares outstanding subject to possible conversion	2,849,050
Net income per share subject to possible conversion, basic and diluted:	$0.02
Statement of Cash Flows Data:
Net cash used in operating activities	$(108,339)
Cash contributed to Trust Account	(75,595,000)
Net proceeds from public offering allocable to stockholders' equity	50,459,235
Portion of net proceeds from public offering allocable to common stock subject to possible conversion	22,670,940
Proceeds from issuance of insider warrants	2,650,000

December 31, 2007
Selected Balance Sheet Data:
Cash and cash equivalents	$101,836
Investments held in Trust Account including accrued interest	75,747,990
Total assets	75,940,612
Common stock subject to possible conversion	22,716,822
Total stockholders' equity	50,112,093

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We were formed on July 3, 2007, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, or other similar business combination with an operating business. Our efforts in identifying a prospective target business will not be limited to a particular industry, although we intend to focus our efforts on acquiring an operating business in either the energy or the environmental industry and their related infrastructures.

Results of Operations

For the period from July 3, 2007 (inception) to December 31, 2007, we had net income of $76,620. Income of $152,990 consisted of interest on the cash held in trust. Expenses for the period totalled $51,370 and a provision for income taxes was $25,000.

Financial Condition and Liquidity

We consummated our initial public offering of 9,500,000 units on December 12, 2007. Gross proceeds from our initial public offering were $76,000,000. We paid a total of $2,280,000 in underwriting discounts and commissions and incurred $602,705 for costs and expenses related to the offering. An additional $3,040,000 of underwriting discounts and commissions has been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $2,650,000 from the private sale of warrants (the “Sponsor’s Warrants”) to Lawrence S. Coben, our chairman of the board and chief executive officer, Ronald D. Ormand, our president, chief financial officer and member of our board of directors, Jon Schotz and Charles A. Norris, each a member of our board of directors, and Bill Goldstein, Dean Vanech, Jerry Doren, Owen Coleman, Bill Armstrong, Trevor Wilson, Brian McInerny, Richard Kassar, David Levine, Jim Land, David A. Preiser, Gary Evans and Dr. John Jacobs, each a stockholder of ours, from the offering were $75,767,295, of which $75,595,000 was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to effect a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 6, 2009, assuming that a business combination is not consummated during that time.

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

In addition, in July and August of 2007, Lawrence S. Coben and Ronald D. Ormand advanced an aggregate of $132,990 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on his evaluation as of December 31, 2007, our Principal Executive and Principal Financial and Accounting Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

For the three month period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Lawrence S. Coben	49	Chairman of the Board and Chief Executive Officer
Ronald D. Ormand	49	President, Chief Financial Officer and Director
Stephen N. Casati	53	Director
Jon Schotz	52	Director
Charles A. Norris	60	Director

Lawrence S. Coben has been our chairman of the board and chief executive officer since our inception and served as our chief financial officer from our inception until September 2007. Since May 2006, Mr. Coben has been an independent consultant. From May 2004 to May 2006, Lawrence S. Coben served as chairman of the board and chief executive officer of Tremisis Energy Acquisition Corporation, a blank check company formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the energy or the environmental industry and their related infrastructures. From January 2001 until December 2003, Mr. Coben served as senior principal of Sunrise Capital Partners L.P., a private equity firm established by Houlihan Lokey Howard & Zukin, an international investment banking firm that invests capital in middle market companies. From January 1997 to December 2000, Mr. Coben was an independent consultant. From October 1994 to December 1996, Mr. Coben was chief executive officer of Bolivian Power Company, Ltd., a New York Stock Exchange-listed company that was one of Bolivia’s largest private electric generator and distributor until its sale to an American-Swedish utility consortium. He was also a managing director of Liberty Power Latin America, L.P., a private developer and owner of power facilities, from January 1993 to December 1996. He has served as a director of Prisma Energy, one of the successor Enron companies, since September 2003. Mr. Coben has also been a director of NRG Energy, Inc. since December 2003, when he was appointed in connection with its plan of reorganization following its emergence from Chapter 11 bankruptcy. Mr. Coben is a member of the board of directors of the Bolivian-American Chamber of Commerce and was the co-chairman of the Lieberman 2004 National Energy Policy Committee which has devised a plan (the Declaration of Energy Independence) to reduce American dependence on politically unstable sources of energy. Mr. Coben is also an archaeologist affiliated with the University of Pennsylvania and is completing a doctorate in Anthropology. Mr. Coben received a B.A. in economics from Yale University, an M.A. in Anthropology (Archaeology) from the University of Pennsylvania and a J.D. from Harvard School of Law.

Ronald D. Ormand has served as a member of our board of directors since September 2007 and as our president and chief financial officer since November 2007. Mr. Ormand has over twenty five years of investment and commercial banking experience in the energy industry. From April 2005 to October 2007, he served as a managing director with West LB, a German-based international bank with over $300 billion in assets, where he covered the energy industry and served as head of the oil and gas investment banking group for the Americas. From 1988 until December 2004, Mr. Ormand was with CIBC World Markets and Oppenheimer & Co., which CIBC acquired in 1997. From 1997 to 2004, Mr. Ormand served as head of CIBC World Markets’ U.S. oil and gas investment banking group. Prior to joining CIBC World Markets in 1988, Mr. Ormand worked in various investment banking positions with Bateman Eichler, Hill Richards Incorporated, and L.F. Rothschild & Co., and as a research analyst covering the exploration and production sector at Rauscher Pierce Refsnes, Inc. Mr. Ormand received a B.A. and an M.B.A. from the University of California at Los Angeles and attended Cambridge University in Cambridge, England where he studied Economics.

Stephen N. Casati has served as a member of our board of directors since our inception. Mr. Casati has served as the managing partner of Chicago Capital Management LLC, a partnership focused on opportunities in Greater China which leverage Mr. Casati’s 15 years of experience doing business in the region, since 1992. Mr. Casati has also served as a principal of Dearborn Capital Brokers Ltd., which provides commodity advisory and brokerage services to some of the larges commodity trading companies in the People’s Republic of China, since December 2005. From 1999 to April 2002, Mr. Casati was co-founder of AIA Everlasting Systems, a pioneering Chinese enterprise in the offshore software services industry. His partner in this company was American International Assurance, the Asian affiliate of American International Group. In 2003, AIA purchased 100% of the firm. He also is co-founder and board advisor to Pearl-in-Palm Technology Ltd., a Beijing based wireless services provider and leading creator of wireless entertainment in the People’s Republic of China. Since 1989, Mr. Casati has assisted in raising significant assets for several leading alternative investment managers including Dearborn Capital Management LLC, Crabel Capital Management LLC, BGK Group and Saybrook Capital LLC. Mr. Casati received a B.A. from Northwestern University.

Jon Schotz has been a member of our board of directors since our inception. Mr. Schotz has been a partner of Saybrook Capital, LLC, a private investment bank engaged in capital management and financial advisory services, since he co-founded it in February 1990 and has managed the Saybrook Tax-Exempt Opportunity Funds since May 1999. Mr. Schotz also helps manage the investments of Saybrook's proprietary capital as well as the investments of the Saybrook Fund. Prior to co-founding Saybrook, Mr. Schotz was involved in opening the Los Angeles office of Ehrlich Bober & Co., Inc., a public finance investment bank, in 1983. Mr. Schotz is also a director of Saybrook Capital Corp. Mr. Schotz was also a member of the board of directors of Tremisis Energy Acquisition Corporation from its inception until its acquisition of RAM Energy. Mr. Schotz received a B.A. and a Master of Public and Private Management degree from Yale University.

Charles A. Norris has served as a member of our board of directors since our inception. Mr. Norris has served as the chairman of the board of Glacier Water Services, Inc., a provider of high quality, low priced drinking water dispensed to consumers through self-service vending machines, since June 2001. From October 2000 to June 2001, Mr. Norris managed his personal investments. From 1990 until October 2000, Mr. Norris served as president of McKesson Water Products Company, a bottled water company, and an officer of McKesson Corporation. Mr. Norris has served as a director of The Sports Club Company, Inc., an operator of several sports and fitness clubs, since 2004. Mr. Norris received a B.A. from the University of Rochester and an M.B.A. from Northeastern University.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Stephen N. Casati, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Charles A. Norris and Ronald D. Ormand, will expire at the second annual meeting. The term of the third class of directors, consisting of Lawrence S. Coben and Jon Schotz, will expire at the third annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In December 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Tremisis Energy Acquisition Corporation II, 11622 Monica Street, Houston, Texas 77024.

Corporate Governance

Nominating Committee

Effective December 2007, we established a nominating committee of the board of directors, which consists of Jon Schotz, as chairman, and Charles A. Norris, each of whom is an independent director under the American Stock Exchange’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that the Nominating Committee will consider and evaluate based on, among other factors, the following:

•	The candidate’s independence under the rules of the American Stock Exchange;

•	The candidate’s accomplishments and reputations, both personal and professional;

•	The candidate’s relevant experience and expertise;

•	The candidate’s knowledge of the company and issues affecting us;

•	The candidate’s moral and ethical character; and

•	The candidate’s ability to commit the required time necessary to discharge the duties of board membership.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

Effective December 2007, we established an audit committee of the board of directors, which consists of Stephen N. Casati, as chairman, Jon Schotz and Charles A. Norris, each of whom is an independent director under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the audit partners having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Stephen N. Casati satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Compensation Discussion and Analysis

Overall, following our initial business combination, we will seek to provide total compensation packages that are competitive in terms of potential value to our executives, and which are tailored to the unique characteristics and needs of our company within our industry in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our shareholders. We intend to be competitive with other similarly situated companies in our industry following completion of our initial business combination. The compensation decisions regarding our executives will be based on our need to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations.

It is likely that our executives’ compensation will have three primary components - salary, cash incentive bonus and stock-based awards. We will view the three components of executive compensation as related but distinct. We do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We anticipate determining the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information deemed relevant and timely. We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

We may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases.

Benchmarking of Cash and Equity Compensation

We believe it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly held companies. We expect to stay apprised of the cash and equity compensation practices of publicly held companies in the industry we operate in following our initial business combination through the review of such companies’ public reports and through other resources. It is expected that any companies chosen for inclusion in any benchmarking group would have business characteristics comparable to our company, including revenues, financial growth metrics, stage of development, employee headcount and market capitalization. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our post-acquisition business and objectives that may be unique to us, we generally believe that gathering this information will be an important part of our compensation-related decision-making process.

Compensation Components

Base Salary. Generally, we anticipate setting executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We will seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. It is anticipated base salaries will generally be reviewed annually, subject to terms of employment agreements, and that we will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Annual Bonuses. We may design and utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. We will structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them. At this time, it is not anticipated that any executive officer’s annual cash compensation will exceed $1 million, and we have accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

Equity Awards. We may also use stock options and other stock-based awards to reward long-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our shareholders and with our long-term success.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class
Brian Taylor	1,185,000	(2)	9.7%
Fortress Investment Group LLC	1,100,000	(3)	9.0%
Bulldog Investors	935,800	(4)	7.7%
Lawrence S. Coben	828,226	(5)	6.8%
Ronald D. Ormand	828,226	(5)	6.8%
Jon Schotz (6)	144,322	(7)	1.2%
Charles A. Norris (8)	144,322	(7)	1.2%
Stephen N. Casati	19,322		*
All directors and executive officers as a group (five individuals)	1,964,418	(9)	16.2%

* Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 11622 Monica Street, Houston, Texas 77024.

(2)
Mr. Taylor, Pine River Capital Management L.P. (“Pine River”) and Nisswa Master Fund Ltd. (“Nisswa”) have shared power to vote and dispose of the shares of common stock. The business address of Mr. Taylor, Pine River and Nisswa is 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission December 17, 2007.

(3)
Represents (i) 990,000 shares of common stock held by Drawbridge DSO Securities LLC (“DSO”) and (ii) 110,000 shares of common stock held by Drawbridge OSO Securities LLC (“OSO”). Drawbridge Special Opportunities Fund LP (“Fund LP”) is the sole managing member of DSO, Drawbridge Special Opportunities GP LLC (“GP”) is the general partner of Fund LP and Fortress Principal Investment Holdings IV LLP (“Holdings”) is the sole managing member of GP. Drawbridge Special Opportunities Fund Ltd. (“Fund Ltd.”) is the sole managing member of OSO, Drawbridge Special Opportunities Advisors LLC (“Advisors”) is the investment advisor for Fund LP and Fund Ltd., and FIG LLC (“FIG LLC”) is the sole managing member of Advisors. Fortress Operating Enitty I LP (“Operating”) is the sole managing member of Holdings and FIG LLC, FIG Corp. (“FIG Corp.”) is the general partner of Operating and Fortress Investment Group LLC (“Group”) is the beneficial owner of all securities beneficially owned by FIG Corp. The business address for all of the entities is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105, Attention: Michael Cohn. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission February 14, 2008.

(4)
Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors. The business address of Bulldog Investors is Park 80 West, Plaza Two, Saddle Brook, New Jersey 07663. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission January 22, 2008.

(5)	Does not include 450,000 shares of common stock issuable upon exercise of insider warrants that are not exercisable and will not become exercisable within 60 days.

(6)	Mr. Schotz’s business address is c/o Saybrook Capital, LLC, 401 Wilshire Boulevard, Suite 850, Santa Monica, California 90401.

(7)	Does not include 250,000 shares of common stock issuable upon exercise of insider warrants that are not exercisable and will not become exercisable within 60 days.

(8)	Mr. Norris’ business address is 1385 Park Center Drive, Vista, California 92081.

(9)	Does not include 1,400,000 shares of common stock issuable upon exercise of insider warrants that are not exercisable and will not become exercisable within 60 days.

All of the founders’ shares have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until one year after the consummation of our initial business combination. The founders’ shares may be released from escrow earlier than this date if, within the first year after we consummate an initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Additionally, if holders of more than 20% of the IPO shares vote against a proposed business combination and seek to exercise their conversion rights and such business combination is consummated, our founders have agreed to forfeit and return to us for cancellation a number of shares so that the founders will collectively own no more than 23.8% of our outstanding common stock upon consummation of such business combination (without giving effect to any shares that may be issued in the business combination). During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) to an entity’s members upon its liquidation, (ii) to relatives and trusts for estate planning purposes or (iii) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our founders will receive any portion of the liquidation proceeds with respect to their initial shares.

Certain of our officers, directors and initial stockholders purchased the sponsors’ warrants (for a total purchase price of $2,650,000) from us. These purchases took place on a private placement basis simultaneously with the consummation of our IPO. The sponsors’ warrants are identical to the warrants underlying the units offered in our IPO except that if we call the warrants for redemption, the sponsors’ warrants will be exercisable on a cashless basis so long as such warrants are held by the purchasers or their affiliates. The purchasers have agreed that the sponsors’ warrants will not be sold or transferred by them until after we have completed a business combination.

Lawrence S. Coben and Ronald D. Ormand are our “promoters” as that term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In July 2007, we issued 2,731,250 shares of founders’ common stock to the individuals set forth below for an aggregate of $25,000 in cash, at a purchase price of approximately $0.009 per share, as follows:

Stockholders	Number of Shares	Relationship to Us

Lawrence S. Coben	2,406,250	Chairman of the Board and Chief Executive Officer
Jon Schotz	150,000	Director
Charles A. Norris	150,000	Director
Stephen N. Casati	25,000	Director

In September 2007, Lawrence S. Cohen transferred 1,203,125 shares of common stock to Ronald D. Ormand, our president, chief financial officer and member of our board of directors, for approximately $0.009 per share. In October 2007, Messrs. Coben and Ormand transferred an aggregate of 281,250 shares of common stock to (i) Bill Armstrong (42,185 shares of common stock), (ii) Dean Vanech (37,500 shares of common stock), (iii) Jerry Doren, Owen Coleman, Bill Goldstein and Trevor Wilson (each 28,125 shares of common stock), (iv) David A. Preiser (18,750 shares of common shares) and (v) Brian McInerny, Richard Kassar, David Levine, Jim Land and Dr. John Jacobs (each 14,063 shares of common stock), all for approximately $0.009 per share. In November 2007, Messrs. Coben and Ormand transferred an aggregate of 187,500 shares of common stock to Gary Evans for approximately $0.009 per share.

On January 24, 2008, we consummated the offering of 232,669 units that were subject to the over-allotment option granted to the underwriters in our initial public offering. The remainder of the underwriters’ over-allotment option expired unexercised. As only a portion of the over-allotment option was exercised, the following founders’ shares were canceled:

Name of Holder	Number of Shares

Lawrence S. Coben	140,524
Ronald D. Ormand	140,524
Jon Schotz	5,678
Charles A. Norris	5,678
Stephen N. Casati	5,678

The following table reflects the current ownership of our founders shares, accounting for the aforementioned transactions:

Name	Number of Shares	Relationship to Us

Lawrence S. Coben	828,226	Chairman of the Board and Chief Executive Officer
Ronald D. Ormand	828,226	President, Chief Financial Officer and Director
Jon Schotz	144,322	Director
Charles A. Norris	144,322	Director
Stephen N. Casati	19,322	Director
Bill Armstrong	42,185	Stockholder
Dean Vanech	37,500	Stockholder
Jerry Doren	28,125	Stockholder
Owen Coleman	28,125	Stockholder
Bill Goldstein	28,125	Stockholder
Trevor Wilson	28,125	Stockholder
David A. Preiser	18,750	Stockholder
Brian McInery	14,063	Stockholder
Richard Kassar	14,063	Stockholder
David Levine	14,063	Stockholder
Jim Land	14,063	Stockholder
Dr. John Jacobs	14,063	Stockholder
Gary Evans	187,500	Stockholder

All of the founders shares have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until one year after the consummation of a business combination. The founders’ shares may be released from escrow earlier than this date if, within the first year after we consummate a business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Additionally, if holders of more than 20% of the IPO shares vote against a proposed business combination and seek to exercise their conversion rights and such business combination is consummated, our founders have agreed to forfeit and return to us for cancellation a number of shares so that the founders will collectively own no more than 23.8% of our outstanding common stock upon consummation of such business combination (without giving effect to any shares that may be issued in the business combination). The holders of a majority of the founders’ shares will be entitled to make up to two demands that we register these shares pursuant to a registration rights agreement. The holders of a majority of the founders’ shares may elect to exercise these registration rights at any time commencing nine months after the consummation of a business combination. In addition, the founders have certain “piggy-back” registration rights allowing them to include their shares in registration statements filed with respect to offerings by us subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Certain of our founders purchased 2,650,000 sponsors’ warrants (for a total purchase price of $2,650,000) from us. These purchases took place on a private placement basis simultaneously with the consummation of our IPO. The sponsors’ warrants are identical to the warrants underlying the units offered in our IPO except that if we call the warrants for redemption, the sponsors’ warrants will be exercisable on a cashless basis so long as such warrants are held by the purchasers or their affiliates. The purchasers have agreed that the sponsors’ warrants will not be sold or transferred by them until after we have completed a business combination. The holders of the majority of these sponsors’ warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to a registration rights agreement. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate a business combination. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

Prior to our IPO, Lawrence S. Coben and Ronald D. Ormand advanced to us an aggregate of $132,990 ($50,000 on July 27, 2007 and $82,990 on August 22, 2007) to cover expenses related to our IPO. The loans were repaid without interest upon the consummation of our IPO from the proceeds of the IPO not placed in trust.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our stockholders, officers or directors who owned our common stock prior to our IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related party policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined under SEC rules as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire on an annual basis that elicits information about related party transactions.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our existing stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Stephen N. Casati, Jon Schotz and Charles A. Norris are our independent directors, constituting a majority of our board. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of BDO Seidman, LLP acts as our independent registered public accounting firm. The following is a summary of fees incurred to BDO Seidman, LLP for services rendered.

Audit Fees

During the period ended December 31, 2007, audit fees for our independent registered public accounting firm were $68,690 for the services they performed in connection with our initial public offering, including the audit of the financial statements included in the Registration Statement on Form S-1 and in the Form 8-K filed with the Securities and Exchange Commission on December 18, 2007; $7,820 for the services they performed in connection with our Quarterly Report on Form 10-Q for September 30, 2007 and an estimate of $18,000 for the audit of our financial statements as of December 31, 2007.

Audit-Related Fees

During 2007, our independent registered public accounting firm did not render any audit related services.

Tax Fees

During 2007, our independent registered public accounting firm did not render any services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2007, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until December 2007, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, EarlyBirdCapital, Inc. and Lawrence S. Coben. (1)

10.2	Letter Agreement among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, EarlyBirdCapital, Inc. and Jon Schotz. (1)

10.3	Letter Agreement among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, EarlyBirdCapital, Inc. and Charles A. Norris. (1)

10.4	Letter Agreement among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, EarlyBirdCapital, Inc. and Stephen N. Casati. (1)

10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.6	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (1)

10.7	Promissory Note issued to Lawrence S. Coben. (1)

10.8	Form of Registration Rights Agreement among the Registrant and the Founders. (1)

10.9
Form of Subscription Agreements among the Registrant, Graubard Miller and each of Lawrence S. Coben, Ronald D. Ormand, Jon Schotz, Charles A. Norris, Bill Goldstein, Dean Vanech, Jerry Doren, Owen Coleman, Bill Armstrong, Trevor Wilson, Brian McInerny, Richard Kassar, David Levine, Jim Land, David A. Preiser, Gary Evans and Dr. John Jacobs. (1)

10.10	Letter Agreement among the Registrant, Merrill Lynch, Pierce Fenner & Smith Incorporated, EarlyBirdCapital, Inc. and Ronald D. Ormand. (1)

10.11
Form of Letter Agreement among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, EarlyBirdCapital, Inc. and each of Bill Goldstein, Dean Vanech, Jerry Doren, Owen Coleman, Bill Armstrong, Trevor Wilson, Brian McInerny, Richard Kassar, David Levine, Jim Land, David A. Preiser, Gary Evans and Dr. John Jacobs. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee charter. (1)

99.2	Nominating Committee charter. (1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-145625).

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tremisis Energy Acquisition Corporation II
Houston, Texas

We have audited the accompanying balance sheet of Tremisis Energy Acquisition Corporation II (a corporation in the development stage, the “Company”) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the period from July 3, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tremisis Energy Acquisition Corporation II as of December 31, 2007, and the results of its operations and its cash flows for the period from July 3, 2007 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, NY
March 25, 2008

TREMISIS ENERGY ACQUISITION CORPORATION II
(a corporation in the development stage)
BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Current assets:
Cash	$101,836
Cash equivalents held in trust (Note 1)	75,595,000
Interest receivable on cash equivalents held in trust	152,990
Prepaid expenses	90,786
Total current assets	75,940,612
Total assets	$75,940,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued registration costs	$12,880
Accrued expenses	7,763
Income and franchise taxes payable	51,054
Deferred underwriting fee (Note 3)	3,040,000
Total current liabilities	3,111,697

Common stock subject to possible conversion (2,849,050 shares
at conversion value) (Note 1)	22,716,822
Commitments (Note 6)

STOCKHOLDERS' EQUITY: (Note 7)
Common stock, $.0001 par value per share,
authorized 35,000,000 shares,
issued and outstanding 9,382,200
(excluding 2,849,050 shares subject to conversion)	938
Additional paid in capital	50,034,535
Retained earnings accumulated during the development stage	76,620
Total stockholders' equity	50,112,093
Total liabilities and stockholders' equity	$75,940,612

See notes to financial statements

TREMISIS ENERGY ACQUISITION CORPORATION II
(a corporation in the development stage)
STATEMENT OF OPERATIONS

For the period
from July 3, 2007
(inception) to
December 31, 2007

Interest income	$152,990

Expenses:
Franchise tax (Note 5)	26,054
General and administrative	16,452
Formation costs	5,650
Insurance	3,214
Total expenses	51,370

Net income before taxes	101,620
Provision for income taxes (Note 5)	25,000
Net income for the period	76,620

Accretion of trust account relating to common
stock subject to possible conversion	(45,882)

Net income attributable to common stockholders	$30,738

Weighted average number of shares outstanding -
basic and diluted	3,462,124
Net income per share, basic and diluted	$0.01

Number of shares outstanding subject to possible
conversion - basic and diluted	2,849,050
Net income per share subject to possible conversion - basic and diluted	$0.02

See notes to financial statements

TREMISIS ENERGY ACQUISITION CORPORATION II
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 3, 2007 (inception) TO DECEMBER 31, 2007

	Common Stock		Additional paid-in	Retained earnings accumulated during the development	Total stockholders'
	Shares	Amount	capital	stage	equity
Issuance of common stock to initial stockholders	2,731,250	$273	$24,727	$-	$25,000
Proceeds from sale of 9,500,000 units through public offering net of underwriter's discount and offering expenses and excluding $22,670,940 allocable to 2,849,050 shares of common stock subject to possible conversion	6,650,950	665	47,405,690	-	47,406,355
Proceeds from issuance of 2,650,000 warrants	-	-	2,650,000	-	2,650,000
Accretion of trust account relating to common stock subject to possible conversion	-	-	(45,882)	-	(45,882)
Net income for the period	-	-	-	76,620	76,620

Balance at December 31, 2007	9,382,200	$938	$50,034,535	$76,620	$50,112,093

See notes to financial statements

TREMISIS ENERGY ACQUISITION CORPORATION II
(a corporation in the development stage)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 3, 2007 (inception) TO DECEMBER 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,620
Adjustments to reconcile net income to net cash used in
operating activities:
Increase in interest receivable	(152,990)
Increase in prepaid expenses	(90,786)
Increase in accrued expenses	7,763
Increase in income and franchise taxes payable	51,054
Net cash used in operating activities	($108,339)

CASH FLOW FROM INVESTING ACTIVITIES
Cash equivalents held in trust	(75,595,000)
Net cash used in investing activities	(75,595,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares of common stock
to initial stockholders	25,000
Net proceeds from sale of units through public offering	50,459,235
Proceeds from issuance of insider warrants to initial stockholders	2,650,000
Portion of proceeds from sale of units through public offering allocable to shares
of common stock subject to possible conversion	22,670,940
Proceeds from notes payable, stockholders	132,990
Repayment of notes payable, stockholders	(132,990)
Net cash provided by financing activities	75,805,175

NET INCREASE IN CASH	$101,836

Cash at beginning of period	-
Cash at end of period	$101,836

Supplemental disclosure of non-cash financing activities
Deferred underwriting fee	$3,040,000
Accrued registration costs	12,880
Accretion of trust account relating to common stock subject to possible conversion	45,882

See notes to financial statements

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Financial Statements

NOTE 1 - Organization and Business Operations

Tremisis Energy Acquisition Corporation II was incorporated in Delaware on July 3, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 - Accounting and Reporting by Development Stage Enterprises.

At December 31, 2007, the Company had not yet commenced any operations. All activity through December 31, 2007 relates to the Company’s formation and the public offering described below.

The registration statement for the Company's initial public offering ("Offering") was declared effective December 6, 2007. The Company consummated the Offering on December 12, 2007 and received net proceeds of approximately $76,000,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Offering an aggregate of $75,595,000 including the $2,650,000 proceeds of the Private Placement described in Note 6 and the $3,040,000 of deferred underwriters discount described in Note 3, was placed in a trust account ("Trust Account") which is to be invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers (which would include any third parties engaged to assist the Company in any way in connection with the search for a target business) and prospective target businesses execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with the Company, they will not seek recourse against the trust account or that a court would not conclude that such agreements are not legally enforceable.

The Company's Chairman of the Board and the Company's Chief Executive Officer have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced for the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. Furthermore, they will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business). Additionally, in the case of a prospective target business that did not execute a waiver, such liability will only be in an amount necessary to ensure that public stockholders receive no less than $7.77 per share upon liquidation. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,200,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional amounts may be released as necessary to satisfy tax obligations.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Financial Statements

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholders' approval. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their share into a pro-rata distribution from the Trust Account (the "Conversion Right"). The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering. As a result of the Conversion Right, $22,670,940 plus accretion of $45,882 aggregating $22,716,822 (representing 29.99% cash and interest held in trust) has been classified as common stock, subject to possible conversion on the accompanying balance sheet as of December 31, 2007. The Initial Stockholders have agreed to vote their 2,731,250 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders ("Public Stockholders") with respect to a Business Combination.

In the event that a majority of the outstanding shares of common stock voted by the Public Stockholders vote for the approval of a Business Combination and holders owning 30% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence up to 24 months from the Effective Date of the Offering. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering).

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Financial Statements

NOTE 2 - Summary of Significant Accounting Policies

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk- The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

Deferred Income Taxes- Deferred income tax assets and liabilities are computed for differences between the financial statements and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. There were no deferred taxes at December 31, 2007.

Net Income Per Share- Basic net income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 2,731,250 initial shares outstanding throughout the period from July 3 (inception) to December 31, 2007, and 6,650,950 common shares (excluding 2,849,050 shares subject to possible conversion) issued at the completion of the Offering on December 12, 2007. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 2,849,050 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The shares issuable upon exercise of the Warrants have been excluded from the calculation of diluted net income per share since the Warrants are exercisable commencing the later of one year or the completion of a Business Combination and this contingency has not been resolved.

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

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Financial Statements

New Accounting Pronouncements- In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting For Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 also requires expanded disclosure of income tax matters. The adoption of this standard for the period ended December 31, 2007, did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS No. 157 will not have a significant effect on the Company's financial statements.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 provides a "Fair Value Option" under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on contract-by-contract basis with changes in fair values recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years after November 15, 2007. SFAS No. 159 also allows early adoption provided the entity also adopts the requirements of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, revised December 2007, "Business Combinations" ("SFAS 141R") which replaces SFAS 141 “Business Combinations” and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquirer and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Financial Statements

NOTE 3 - Public Offering

In December  2007, the Company completed its Offering in which it sold to the public 9,500,000 units (“Units”), at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination and one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Company may redeem the Warrants, at a price of $.01 per Warrant upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $12.00 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

       The Company paid the underwriters in the Offering an underwriting discount of $2,280,000 of the gross proceeds of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $3,040,000 will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.

NOTE 4 - Note Payable, Stockholders

The Company issued unsecured promissory notes in an aggregate principal amount of $132,990 to two of the Initial Stockholders. The notes were non-interest bearing and were paid in full on December 14, 2007.

 Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Financial Statements

NOTE 5 - Income and Franchise Taxes

For the period July 3, 2007 (inception) to December 31, 2007, the provision for income and franchise taxes consist of the following:

Federal income tax - current	$25,000
Delaware franchise taxes	26,054

No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes.

NOTE 6 - Commitments

The Company presently occupies office space provided by an affiliate of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business
Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time, at $1,700 per month commencing in January 2008. The current arrangement is month to month.

Pursuant to letter of agreements which the Initial Stockholders entered into with the Company and the underwriters, the Initial Stockholders will waive their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Company’s Initial Stockholders purchased a total of 2,650,000 Warrants (“Insider Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $2,650,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from this purchase were placed in the Trust Account. The Insider Warrants purchased are identical to the Warrants underlying the Units sold in the Offering except that the Warrants may not be called for redemption and the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. Furthermore, the purchaser has agreed that the Insider Warrants will not be sold or transferred by them, except for estate planning purposes, until after the Company has completed a Business Combination.

The Initial Stockholders and the holders of the Insider Warrants (or underlying securities) are entitled to registration rights with respect to their founding shares or Insider Warrants (or underlying securities) pursuant to an agreement signed on the effective date of the Offering. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the
Insider Warrants (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage )
Notes to Financial Statements

The Company has also agreed to pay the fees to the underwriters in the Offering as described in Note 3 above.

NOTE 7 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There are no shares of preferred stock issued or outstanding.

The agreement with the underwriters will prohibit the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

NOTE 8 - Summarized Quarterly Financial Information (unaudited)

Summarized quarterly financial information for the period from inception (July 3, 2007) to December 31, 2007 is as follows:

	From inception
	(July 3, 2007) to	Quarter ended
	September 30, 2007	December 31, 2007
Interest income	$-	$152,990
General and administrative expenses	2,775	48,595
Provision for income taxes	-	25,000
Net income (loss) for the period	(2,775)	79,395
Accretion of Trust Account relating to common stock subject to possible conversion	-	(45,882)
Net income (loss) attributable to common stockholders	(2,775)	33,513
Weighted average number of shares outstanding, basic and diluted	2,731,250	4,177,109
Net income per share, basic and diluted	$(0.00)	$0.01
Number of shares outstanding subject to possible conversion	-	2,849,050
Net income per share subject to possible conversion, basic and diluted	$-	$0.02

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Financial Statements

NOTE 9 - Subsequent Event

On January 24, 2008, the Company consummated the closing of the sale of 232,669 Units which were sold subject to the over-allotment option. Each Unit sold in the Offering and pursuant to the over-allotment option consisted of one share of common stock, $.0001 par value per share, and one Warrant, each to purchase one share of the Company’s common stock. The 9,732,669 Units sold in the Offering, including the 232,669 Units sold subject to the over-allotment option, were sold at an Offering price of $8.00 per Unit, generating total gross proceeds of $77,861,352. Of the gross proceeds of the offering and the private placement of warrants, $77,400,511 (or approximately $7.95 per share) was placed in the Trust Account.

On January 24, 2008, the Company's Initial Stockholders returned an aggregate of 298,082 shares of the Company's common stock to the Company for cancellation. The cancellation was due to the remainder of the underwriter's over-allotment option expiring unexercised. Upon receipt, such shares were then immediately cancelled by the Company.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2008.

TREMISIS ENERGY ACQUISITION CORPORATION II

By:	/s/ Lawrence S. Coben
Lawrence S. Coben
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence S. Coben Lawrence S. Coben	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ Ronald D. Ormand Ronald D. Ormand	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 31, 2008

/s/ Stephen N. Casati Stephen N. Casati	Director	March 31, 2008

/s/ Jon Schotz Jon Schotz	Director	March 31, 2008

/s/ Charles A. Norris Charles A. Norris	Director	March 31, 2008