Form 10-Q
period 2008-03-31
Tremisis Energy Acquisition CORP II
filed 2008-05-15
CIK 1408193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 001-33814

Tremisis Energy Acquisition Corporation II
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	26-0971890
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11622 Monica Street, Houston, Texas 77024
(Address of Principal Executive Office)

(713) 954-3665
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 15, 2008, 12,165,837 shares of common stock, par value $.0001 per share, were issued and outstanding.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Condensed Balance Sheet

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash	$11,049	$101,836
Cash equivalents held in trust (Note 1)	77,930,024	75,595,000
Interest receivable on cash equivalents held in trust	119,943	152,990
Prepaid expenses	48,538	90,786
Total current assets	78,109,554	75,940,612
Total assets	$78,109,554	$75,940,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued registration costs	$-	$12,880
Accrued expenses	113,059	7,763
Income and franchise taxes payable	127,000	51,054
Deferred underwriting fee (Note 3)	3,114,454	3,040,000
Total current liabilities	3,354,513	3,111,697

Common stock subject to possible conversion (2,918,827 and 2,849,050 shares at conversion value) (Note 1)	23,408,185	22,716,822
Commitments (Note 5)

STOCKHOLDERS' EQUITY: (Note 6)
Common stock, $.0001 par value per share, authorized 35,000,000 shares, issued and outstanding 9,247,010 and 9,382,200 (excluding 2,918,827 and 2,849,050 shares subject to conversion, respectively)	925	938
Additional paid in capital	51,074,265	50,034,535
Retained earnings accumulated during the development stage	271,666	76,620
Total stockholders' equity	51,346,856	50,112,093
Total liabilities and stockholders' equity	$78,109,554	$75,940,612

See notes to unaudited condensed financial statements.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

		For the period
	For the three	from July 3, 2007
	months ended	(inception) to
	March 31, 2008	March 31, 2008
	(unaudited)	(unaudited)

Interest income	$496,443	$649,433

Expenses:
General and administrative	158,147	174,599
Franchise tax (Note 4)	18,000	44,054
Insurance	17,250	20,464
Formation costs	-	5,650
Total expenses	193,397	244,767

Net income before taxes	303,046	404,666
Provision for income taxes (Note 4)	108,000	133,000
Net income for the period	195,046	271,666

Accretion of trust account relating to common stock subject to possible conversion	(149,883)	(195,765)

Net income attributable to common stockholders	$45,163	$75,901

Weighted average number of shares outstanding -
basic and diluted	9,205,839	5,177,974
Net income per share, basic and diluted	$0.00	$0.01

Number of shares outstanding subject to possible conversion - basic and diluted	2,918,827	2,918,827
Net income per share subject to possible conversion - basic and diluted	$0.05	$0.07

See notes to unaudited condensed financial statements.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Unaudited Condensed Statement of Stockholders’ Equity

				Retained earnings	Total
	Common Stock		Additional	accumulated during	stockholders'
	Shares	Amount	paid-in capital	the development stage	equity
Issuance of common stock to initial stockholders	2,731,250	$273	$24,727	$-	$25,000
Proceeds from sale of 9,500,000 units through public offering net of underwriter's discount and offering expenses and excluding $22,670,940 allocable to 2,849,050 shares of common stock subject to possible conversion	6,650,950	665	47,405,690	-	47,406,355
Proceeds from issuance of 2,650,000 warrants	-	-	2,650,000	-	2,650,000
Accretion of trust account relating to common stock subject to possible conversion	-	-	(45,882)	-	(45,882)
Net income for the period	-	-	-	76,620	76,620
Balance at December 31, 2007	9,382,200	$938	$50,034,535	$76,620	$50,112,093

Forfeiture and cancellation of common stock received from initial stockholders (note 3) (unaudited)	(298,082)	(29)	29	-	-
Proceeds from sale of 232,669 units through over-allotment option, net of underwriter's discount and offering expenses and excluding $541,480 allocable to 69,777 shares of common stock subject to possible conversion (unaudited)	162,892	16	1,189,584	-	1,189,600
Net income for the period (unaudited)				195,046	195,046
Accretion of trust account relating to common stock subject to possible conversion (unaudited)	-	-	(149,883)	-	(149,883)
Balance at March 31, 2008 (unaudited)	9,247,010	$925	$51,074,265	$271,666	$51,346,856

See notes to unaudited condensed financial statements.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Unaudited Condensed Statement of Cash Flows

		For the period
	For the three	from July 3, 2007
	months ended	(inception) to
	March 31, 2008	March 31, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$195,046	$271,666
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) / decrease in interest receivable	33,047	(119,943)
(Increase) / decrease in prepaid expenses	42,248	(48,538)
Increase in accrued expenses	105,296	113,059
Increase in income and franchise taxes payable	75,946	127,000
Net cash provided by operating activities	451,583	343,244

CASH FLOW FROM INVESTING ACTIVITIES
Cash equivalents held in trust	(2,335,024)	(77,930,024)
Net cash used in investing activities	(2,335,024)	(77,930,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares of common stock to initial stockholders	-	25,000
Net proceeds from sale of units through public offering	1,264,054	51,723,290
Proceeds from issuance of insider warrants to initial stockholders	-	2,650,000
Portion of proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	541,480	23,212,419
Registration costs paid	(12,880)	(12,880)
Proceeds from notes payable, stockholders	-	132,990
Repayment of notes payable, stockholders	-	(132,990)
Net cash provided by financing activities	1,792,654	77,597,829

NET INCREASE (DECREASE) IN CASH	$(90,787)	$11,049

Cash at beginning of period	101,836	-
Cash at end of period	$11,049	$11,049

Supplemental disclosure of non-cash financing activities
Deferred underwriting fee	$74,454	$3,114,454
Accretion of trust account relating to common stock subject to possible conversion	149,883	195,765
Income Taxes Paid	24,000	24,000

See notes to unaudited condensed financial statements.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

NOTE 1 - Organization and Business Operations

Tremisis Energy Acquisition Corporation II (the “Company”) was incorporated in Delaware on July 3, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 - Accounting and Reporting by Development Stage Enterprises.

At March 31, 2008, the Company had not yet commenced any operations. All activity from July 3, 2007 (date of inception) to March 31, 2008 relates to the Company’s formation and the public offering described below.

The registration statement for the Company's initial public offering ("Offering") was declared effective December 6, 2007. The Company consummated the Offering on December 12, 2007 and the over-allotment on January 24, 2008 and received net proceeds of $77,861,352. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering and over-allotment, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering and the over-allotment of January 24, 2008 an aggregate of $77,400,511 including the $2,650,000 proceeds of the Private Placement described in Note 6 and the $3,114,454 of deferred underwriters discount described in Note 3, was placed in a trust account ("Trust Account") which is to be invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers (which would include any third parties engaged to assist the Company in any way in connection with the search for a target business) and prospective target businesses execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with the Company, they will not seek recourse against the trust account or that a court would not conclude that such agreements are not legally enforceable.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholders' approval. Stockholders that vote against such proposed business combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their share into a pro-rata distribution from the Trust Account (the "Conversion Right"). The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering. As a result of the Conversion Right, $23,212,420 plus accretion of $195,765 aggregating $23,408,185 (representing 29.99% cash and interest held in trust) has been classified as common stock, subject to possible conversion on the accompanying balance sheet as of March 31, 2008. The Initial Stockholders have agreed to vote their 2,433,168 founding shares (after forfeiture of 298,082 shares disclosed in Note 3) of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders ("Public Stockholders") with respect to a Business Combination.

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

Notes to Unaudited Condensed Financial Statement

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

NOTE 2 - Summary of Significant Accounting Policies

Interim financial statements - The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (July 3, 2007) to December 31, 2007 included in the Company's Annual Report on Form 10-k. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The operating results for the period ended March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk- The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

Income Taxes- Deferred income tax assets and liabilities are computed for differences between the financial statements and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Deferred income taxes are not material to the Company’s financial position and results of operations.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting For Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 also requires expanded disclosure of income tax matters. The adoption of this standard did not have a material effect on the Company's financial statements.

Net Income Per Share- Basic net income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 2,731,250 initial shares outstanding throughout the period from July 3, 2007 (inception) to March 31, 2008, less 298,082 initial shares cancelled by the Company on January 24, 2008 (retroactively restated for this calculation to July 3, 2007), 6,650,950 common shares (excluding 2,849,050 shares subject to possible conversion) issued at the completion of the Offering on December 12, 2007 and 162,892 shares (excluding 69,777 shares subject to possible conversion) from the January 24, 2008 over-allotment option exercised. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 2,918,827 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The shares issuable upon exercise of the Warrants have been excluded from the calculation of diluted net income per share since the Warrants are exercisable commencing the later of one year or the completion of a Business Combination and this contingency has not been resolved.

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

Fair Value Measurements- In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

Effective January 1, 2008, the Company implemented SFAS Statement No. 157, which did not have impact on the Company's financial results.

The following table presents certain of the Company's assets that are measured at fair value as of March 31, 2008. In general, fair values determined by Level I inputs utilize quoted prices in active markets and the fair values described below were determined through market, observable and corroborated sources.

Description	March 31, 2008	Quoted Prices in Active Markets (Level 1)
Cash equivalents held in trust account	$77,930,024	$77,930,024

In accordance with provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities until January 1, 2009 and is evaluating the impact, if any, this standard will have on its financial statements.

New Accounting Pronouncements- In December 2007, the FASB issued SFAS No. 141R, revised December 2007, "Business Combinations" ("SFAS 141R") which replaces SFAS 141 “Business Combinations” and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquirer and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

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

The Company paid the underwriters in the Offering an underwriting discount of $2,280,000 of the gross proceeds of the Offering and $55,841 of the gross proceeds of the January 24, 2008 over-allotment. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $3,040,000, from the offering and $74,454 from the over-allotment will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.

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

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

NOTE 4 - Income and Franchise Taxes

For the period July 3, 2007 (inception) to March 31, 2008, the provision for income and franchise taxes consist of the following:

		For the period
	For the three	from July 3, 2007
	months ended	(inception) to
	March 31, 2008	March 31, 2008
Federal income tax - current	$108,000	$133,000
Delaware franchise taxes	18,000	44,054

No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes.

NOTE 5 - Commitments

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

The Company’s Initial Stockholders purchased a total of 2,650,000 Warrants (“Insider Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $2,650,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from this purchase were placed in the Trust Account. The Insider Warrants purchased are identical to the Warrants underlying the Units sold in the Offering except that the Warrants may not be called for redemption and the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them, except for estate planning purposes, until after the Company has completed a Business Combination.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

The Initial Stockholders and the holders of the Insider Warrants (or underlying securities) to registration rights with respect to their founding shares or Insider Warrants (or underlying securities) pursuant to an agreement signed on the effective date of the Offering. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

The Company has also agreed to pay the fees to the underwriters in the Offering as described in Note 3 above.

NOTE 6 - Preferred Stock

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Overview

We were formed on July 3, 2007 as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the three months ended March 31, 2008, we had net income of $195,046 derived from $496,443 of interest income, $193,397 in expenses and $108,000 for income taxes.

For the period from July 3, 2007 (inception) to March 31, 2008, we had net income of $271,666 derived from $649,433 of interest income, $244,767 in expenses and $133,000 for income taxes.

Financial Condition and Liquidity

We consummated our initial public offering of 9,500,000 units on December 12, 2007. Gross proceeds from our initial public offering were $76,000,000. We paid a total of $2,280,000 in underwriting discounts and commissions and incurred $602,705 for costs and expenses related to the offering. An additional $3,040,000 of underwriting discounts and commissions has been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $2,650,000 from the private sale of warrants (the “Sponsor’s Warrants”) to Lawrence S. Coben, our chairman of the board and chief executive officer, Ronald D. Ormand, our president, chief financial officer and member of our board of directors, Jon Schotz and Charles A. Norris, each a member of our board of directors, and Bill Goldstein, Dean Vanech, Jerry Doren, Owen Coleman, Bill Armstrong, Trevor Wilson, Brian McInerny, Richard Kassar, David Levine, Jim Land, David A. Preiser, Gary Evans and Dr. John Jacobs, each a stockholder of ours, from the offering were $75,767,295, of which $75,595,000 was deposited into the trust account. On January 24, 2008, we consummated the closing of the sale of 232,669 additional units which were sold subject to the underwriters' over-allotment option. The 9,732,669 units sold in the initial public offering, including the 232,669 units sold subject to the over-allotment option, were sold at an offering price of $8.00 per unit, generating total gross proceeds of $77,861,352. Of the gross proceeds of the offering and the private placement of warrants, $77,400,511 (or approximately $7.95 per share) was placed in the trust account.The net proceeds deposited into the trust fund remain on deposit in the trust fund and earned $649,433 in interest through March 31, 2008. We intend to use substantially all of the net proceeds of this offering to effect a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 6, 2009, assuming that a business combination is not consummated during that time.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon his evaluation, chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 6: EXHIBITS

(a) Exhibits:

31.1 – Section 302 Certification by CEO

31.2 – Section 906 Certification by CFO

32.1 – Section 302 Certification by CEO

32.2 – Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMISIS ENERGY ACQUISITION CORPORATION II

Dated: May 15, 2008

/s/ Lawrence S. Coben
Lawrence S. Coben
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald D. Ormand
Ronald D. Ormand
President and Chief Financial Officer
(Principal Financial and Accounting Officer)