Form 10-Q
period 2008-06-30
Tremisis Energy Acquisition CORP II
filed 2008-08-14
CIK 1408193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 001-33814

Tremisis Energy Acquisition Corporation II
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	30-0485452
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of August 14, 2008, 12,165,837 shares of common stock, par value $.0001 per share, were issued and outstanding.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Condensed Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash	$97,084	$101,836
Cash equivalents held in trust (Note 1)	77,812,146	75,595,000
Interest receivable on cash equivalents held in trust	107,336	152,990
Prepaid expenses	31,288	90,786
Total current assets	78,047,854	75,940,612

Deferred acquisition costs	300,661	-
Total assets	$78,348,515	$75,940,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued registration costs	$-	$12,880
Accrued expenses	38,206	7,763
Accrued acquisition costs	157,977	-
Income and franchise taxes payable	172,473	51,054
Deferred underwriting fee (Note 3)	3,114,454	3,040,000
Total current liabilities	3,483,110	3,111,697

Common stock subject to possible conversion (2,918,827 and 2,849,050 shares at conversion value) (Note 1)	23,505,707	22,716,822
Commitments (Note 5)

STOCKHOLDERS' EQUITY (Note 6)
Common stock, $.0001 par value per share, authorized 35,000,000 shares, issued and outstanding 9,247,010 and 9,382,200 (excluding 2,918,827 and 2,849,950 shares subject to possible conversion, respectively)	925	938
Additional paid in capital	50,976,743	50,034,535
Retained earnings accumulated during the development stage	382,030	76,620
Total stockholders' equity	51,359,698	50,112,093
Total liabilities and stockholders' equity	$78,348,515	$75,940,612

See notes to unaudited condensed financial statements.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

			For the period
	For the three	For the six	from July 3, 2007
	months ended	months ended	(inception) to
	June 30, 2008	June 30, 2008	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)

Interest income	$328,516	$824,959	$977,949

Expenses:
General and administrative	132,902	291,049	307,501
Franchise tax (Note 4)	18,000	36,000	62,054
Insurance	17,250	34,500	37,714
Formation costs	-	-	5,650
Total expenses	168,152	361,549	412,919

Net income before taxes	160,364	463,410	565,030
Provision for income taxes (Note 4)	50,000	158,000	183,000
Net income for the period	110,364	305,410	382,030

Accretion of trust account relating to common stock subject to possible conversion	(97,522)	(247,405)	(293,287)

Net income attributable to common stockholders	$12,842	$58,005	$88,743

Weighted average number of shares outstanding - basic and diluted	9,247,010	9,226,425
Net income per share, basic and diluted	$0.00	$0.01

Number of shares outstanding subject to possible conversion - basic and diluted	2,918,827	2,918,827
Net income per share subject to possible conversion - basic and diluted	$0.03	$0.08

See notes to unaudited condensed financial statements.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Unaudited Condensed Statement of Stockholders’ Equity

				Retained earnings	Total
	Common Stock		Additional	accumulated during	stockholders'
	Shares	Amount	paid-in capital	the development stage	equity
Issuance of common stock to initial stockholders	2,731,250	$273	$24,727	$-	$25,000
Proceeds from sale of 9,500,000 units through public offering net of underwriter's discount and offering expenses and excluding $22,670,940 allocable to 2,849,050 shares of common stock subject to possible conversion	6,650,950	665	47,405,690	-	47,406,355
Proceeds from issuance of 2,650,000 warrants	-	-	2,650,000	-	2,650,000
Accretion of trust account relating to common stock subject to possible conversion	-	-	(45,882)	-	(45,882)
Net income for the period	-	-	-	76,620	76,620
Balance at December 31, 2007	9,382,200	$938	$50,034,535	$76,620	$50,112,093

Forfeiture and cancellation of common stock received from intial stockholders (unaudited)	(298,082)	(29)	29	-	-
Proceeds from sale of 232,669 units through over-allotment option, net of underwriter's discount and offering expenses and excluding $541,480 allocable to 69,777 shares of common stock subject to possible conversion (unaudited)	162,892	16	1,189,584	-	1,189,600
Net income for the period (unaudited)	-	-	-	305,410	305,410
Accretion of trust account relating to common stock subject to possible conversion (unaudited)	-	-	(247,405)		(247,405)
Balance at June 30, 2008 (unaudited)	9,247,010	$925	$50,976,743	$382,030	$51,359,698

See notes to unaudited condensed financial statements.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

		For the period
	For the six	from July 3, 2007
	months ended	(inception) to
	June 30, 2008	June 30, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$305,410	$382,030
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) / decrease in interest receivable	45,654	(107,336)
(Increase) / decrease in prepaid expenses	59,498	(31,288)
Increase in accrued expenses	30,443	38,206
Increase in income and franchise taxes payable	121,419	172,473
Net cash provided by operating activities	562,424	454,085

CASH FLOW FROM INVESTING ACTIVITIES
Cash equivalents held in trust	(2,217,146)	(77,812,146)
Acquisition costs	(142,684)	(142,684)
Net cash used in investing activities	(2,359,830)	(77,954,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares of common stock to initial stockholders	-	25,000
Net proceeds from sale of units through public offering	1,264,054	51,723,290
Proceeds from issuance of insider warrants to initial stockholders	-	2,650,000
Portion of proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	541,480	23,212,419
Registration costs paid	(12,880)	(12,880)
Proceeds from notes payable, stockholders	-	132,990
Repayment of notes payable, stockholders	-	(132,990)
Net cash provided by financing activities	1,792,654	77,597,829

NET INCREASE (DECREASE) IN CASH	(4,752)	97,084

Cash at beginning of period	101,836	-
Cash at end of period	$97,084	$97,084

Supplemental disclosure of non-cash investing and financing activities
Deferred underwriting fee	$74,454	$3,114,454
Accretion of trust account relating to common stock subject to possible conversion	$247,405	$293,287
Accrued acquisition costs	$157,977	$157,977
Income taxes paid	$36,000	$36,000

See notes to unaudited condensed financial statements.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Condensed Financial Statements
(unaudited)

NOTE 1 - Organization and Business Operations

Tremisis Energy Acquisition Corporation II (the "Company”) was incorporated in Delaware on July 3, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 - Accounting and Reporting by Development Stage Enterprises.

At June 30, 2008, the Company had not yet commenced any operations. All activity from July 3, 2007 (date of inception) to June 30, 2008 relates to the Company’s formation and the public offering described below.

The registration statement for the Company's initial public offering ("Offering") was declared effective December 6, 2007. The Company consummated the Offering on December 12, 2007 and the over-allotment on January 24, 2008 and received net proceeds of approximately $77,861,352. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering and over-allotment, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering and the over-allotment of January 24, 2008 an aggregate of $77,400,511 including the $2,650,000 proceeds of the Private Placement described in Note 5 and the $3,114,454 of deferred underwriters discount described in Note 3, was placed in a trust account ("Trust Account") which is to be invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers (which would include any third parties engaged to assist the Company in any way in connection with the search for a target business) and prospective target businesses execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with the Company, they will not seek recourse against the trust account or that a court would not conclude that such agreements are not legally enforceable.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Condensed Financial Statements
(unaudited)

The Company's Chairman of the Board and the Company's Chief Executive Officer have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced for the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. Furthermore, they will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business). Additionally, in the case of a prospective target business that did not execute a waiver, such liability will only be in an amount necessary to ensure that public stockholders receive no less than $7.77 per share upon liquidation. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,200,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional amounts may be released as necessary to satisfy tax obligations. As of June 30, 2008, an amount of $459,000 has been released for such purpose.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholders' approval. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their share into a pro-rata distribution from the Trust Account (the "Conversion Right"). The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering. As a result of the Conversion Right, $23,212,420 (representing 29,99% of net proceeds of this public offering) plus accretion of $293,287 (representing 29.99% of interest earned in the Trust account) aggregating $23,505,707 has been classified as common stock, subject to possible conversion on the accompanying balance sheet as of June 30, 2008. The Initial Stockholders have agreed to vote their 2,433,168 founding shares (after forfeiture of 298,082 shares disclosed in Note 3) of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders ("Public Stockholders") with respect to a Business Combination.

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
Notes to Condensed Financial Statements
(unaudited)

NOTE 2 - Summary of Significant Accounting Policies

Interim financial statements - The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (July 3, 2007) to December 31, 2007 included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The operating results for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Deferred Acquisition Costs - Costs related to proposed acquisitions are capitalized and in the event the acquisition does not occur, the costs are expensed.

Concentration of Credit Risk- The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

Income Taxes- Deferred income tax assets and liabilities are computed for differences between the financial statements and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Deferred income taxes are not material to the Company's financial position and results of operations.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting For Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 also requires expanded disclosure of income tax matters. The adoption of this standard had no effect on the Company's financial statements.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Condensed Financial Statements
(unaudited)

Net Income Per Share- Basic net income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 2,731,250 initial shares outstanding throughout the period from July 3, 2007 (inception) to June 30, 2008, less 298,082 initial shares cancelled by the Company on January 24, 2008 (retroactively restated for this calculation to July 3, 2007), 6,650,950 common shares (excluding 2,849,050 shares subject to possible conversion) issued at the completion of the Offering on December 12, 2007 and 162,892 shares (excluding 69,777 shares subject to possible conversion) from the January 24, 2008 over-allotment option exercised. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 2,918,827 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The shares issuable upon exercise of the Warrants have been excluded from the calculation of diluted net income per share since the Warrants are exercisable commencing the later of one year or the completion of a Business Combination and this contingency has not been resolved.

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

Effective January 1, 2008, the Company implemented SFAS Statement No. 157, which did not have an impact on the Company's financial results.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Condensed Financial Statements
(unaudited)

The following table presents certain of the Company's assets that are measured at fair value as of June 30, 2008. In general, fair values determined by Level I inputs utilize quoted prices in active markets and the fair values described below were determined through market, observable and corroborated sources.

		Quoted Prices in Active Markets
Description	June 30, 2008	(Level 1)
Cash equivalents held in trust account	$77,812,146	$77,812,146

In accordance with provisions of FSP No FAS 157-2 Effective Date of FASB Statement No 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities until January 1, 2009 and is evaluating the impact, if any, this standard will have on its financial statements.

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
Notes to Condensed Financial Statements
(unaudited)

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

NOTE 4 - Income and Franchise Taxes

For the period July 3, 2007 (inception) to June 30, 2008, the provision for income and franchise taxes consist of the following:

			For the period
	For the three	For the six	from July 3, 2007
	months ended	months ended	(inception) to
	June 30, 2008	June 30, 2008	June 30, 2008
Federal income tax - current	$50,000	$158,000	$183,000
Delaware franchise taxes	18,000	36,000	62,054

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

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)
Notes to Condensed Financial Statements
(unaudited)

NOTE 5 - Commitments

The Company presently occupies office space provided by an affiliate of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time, at $1,700 per month commencing in January 2008. The current arrangement is month to month. For the six months ended June 30, 2008 an amount of $16,163 has been incurred for rent and office support services.

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
Notes to Condensed Financial Statements
(unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and footnotes thereto contained in this report.

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

Results of Operations

For the three months ended June 30, 2008, we had net income of $110,364 which consisted of interest income on the trust account investment of $328,516, offset by general and administrative expenses of $168,152, which includes administrative consulting fees of $41,010, dues and subscriptions of $600, professional fees of $21,990, Delaware franchise tax of $18,000, insurance of $17,250, travel of $56,065, rent and office expenses of $11,063 and other operating costs of $2,174. The Company has a provision for Federal income taxes of $50,000.

For the six months ended June 30, 2008, we had net income of $305,410 which consisted of interest income on the trust account investment of $824,959, offset by general and administrative expenses of $361,549, which includes administrative consulting fees of $62,268, dues and subscriptions of $28,100, professional fees of $87,603, Delaware franchise tax of $36,000, insurance of $34,500, travel of $94,475, rent and office expenses of $16,163 and other operating costs of $2,440. The Company has a provision for Federal income taxes of $158,000.

For the period from July 3, 2007 (inception) to June 30, 2008, we had net income of $382,030 which consisted of interest income on the trust account investment of $977,949, offset by general and administrative expenses of $412,919, which includes administrative consulting fees of $62,268, dues and subscriptions of $28,100, professional fees of $87,603, Delaware franchise tax of $62,054, insurance of $37,714, travel of $110,601, rent and office expenses of $16,440, formation costs of 5,650, and other operating costs of $2,489. The Company has a provision for Federal income taxes of $183,000.

Financial Condition and Liquidity

We consummated our initial public offering of 9,500,000 units on December 12, 2007. Gross proceeds from our initial public offering were $76,000,000. We paid a total of $2,280,000 in underwriting discounts and commissions and incurred $602,705 for costs and expenses related to the offering. An additional $3,040,000 of underwriting discounts and commissions has been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $2,650,000 from the private sale of warrants (the “Sponsor’s Warrants”) to Lawrence S. Coben, our chairman of the board and chief executive officer, Ronald D. Ormand, our president, chief financial officer and member of our board of directors, Jon Schotz and Charles A. Norris, each a member of our board of directors, and Bill Goldstein, Dean Vanech, Jerry Doren, Owen Coleman, Bill Armstrong, Trevor Wilson, Brian McInerny, Richard Kassar, David Levine, Jim Land, David A. Preiser, Gary Evans and Dr. John Jacobs, each a stockholder of ours, from the offering were $75,767,295, of which $75,595,000 was deposited into the trust account. On January 24, 2008, we consummated the closing of the sale of 232,669 additional units which were sold subject to the underwriters' over-allotment option. The 9,732,669 units sold in the initial public offering, including the 232,669 units sold subject to the over-allotment option, were sold at an offering price of $8.00 per unit, generating total gross proceeds of $77,861,352. Of the gross proceeds of the offering and the private placement of warrants, $77,400,511 (or approximately $7.95 per share) was placed in the trust account. The net proceeds deposited into the trust fund remain on deposit in the trust fund and earned $977,949 in interest through June 30, 2008. We intend to use substantially all of the net proceeds of this offering to effect a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 6, 2009, assuming that a business combination is not consummated during that time.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Dated: August 14, 2008
/s/ Lawrence S. Coben
Lawrence S. Coben
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald D. Ormand
Ronald D. Ormand
President and Chief Financial Officer
(Principal Financial and Accounting Officer)