Form 10-Q
period 2008-09-30
Tremisis Energy Acquisition CORP II
filed 2008-11-13
CIK 1408193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒No ☐

As of November 13, 2008, 12,165,837 shares of common stock, par value $.0001 per share, were issued and outstanding.

 Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Condensed Balance Sheet

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash	$183,927	$101,836
Cash equivalents held in trust (Note 1)	77,715,416	75,595,000
Interest receivable on cash equivalents held in trust	90,588	152,990
Prepaid expenses	14,037	90,786
Total current assets	78,003,968	75,940,612

Deferred acquisition costs	472,668	-
Total assets	$78,476,636	$75,940,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued registration costs	$-	$12,880
Accrued expenses	46,515	7,763
Accrued acquisition costs	222,005	-
Income and franchise taxes payable	53,287	51,054
Deferred underwriting fee (Note 3)	3,114,454	3,040,000
Total current liabilities	3,436,261	3,111,697

Common stock subject to possible conversion (2,918,827 and 2,849,050 shares at conversion value) (Note 1)	23,621,625	22,716,822
Commitments (Note 5)

STOCKHOLDERS' EQUITY (Note 6)
Common stock, $.0001 par value per share, authorized 35,000,000 shares, issued and outstanding 9,247,010 and 9,382,200 (excluding 2,918,827 and 2,849,950 shares subject to possible conversion, respectively)	925	938
Additional paid in capital	50,860,825	50,034,535
Retained earnings accumulated during the development stage	557,000	76,620
Total stockholders' equity	51,418,750	50,112,093
Total liabilities and stockholders' equity	$78,476,636	$75,940,612

See notes to unaudited financial statements

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

				For the period
	For the three	For the nine	From July 3, 2007	from July 3, 2007
	months ended	months ended	(inception) to	(inception) to
	September 30, 2008	September 30, 2008	September 30, 2007*	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest income	$386,522	$1,211,481	$-	$1,364,471

Expenses:
General and administrative	108,301	399,351	-	415,803
Franchise tax (Note 4)	7,000	43,000	-	69,054
Insurance	17,250	51,750	-	54,964
Formation costs	-	-	2,775	5,650
Total expenses	132,551	494,101	2,775	545,471

Net income (loss) before taxes	253,971	717,380	(2,775)	819,000
Provision for income taxes (Note 4)	79,000	237,000	-	262,000
Net income (loss) for the period	174,971	480,380	(2,775)	557,000

Accretion of trust account relating to common stock subject to possible conversion	(115,918)	(363,323)	-	(409,205)

Net income (loss) attributable to common stockholders	$59,053	$117,057	$(2,775)	$147,795

Weighted average number of shares outstanding - basic and diluted	9,247,010	9,233,337	2,731,250
Net income (loss) per share, basic and diluted	$0.01	$0.01	$(0.00)

Number of shares outstanding subject to possible conversion - basic and diluted	2,918,827	2,918,827	-
Net income per share subject to possible conversion - basic and diluted	$0.04	$0.12	$-

* Since inception was July 3 2007, this column represents the comparative period for both the three and nine month periods ended September 30, 2008.

See notes to unaudited financial statements

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Unaudited Condensed Statement of Stockholders’ Equity

				Retained earnings	Total
	Common Stock		Additional	accumulated during	stockholders'
	Shares	Amount	paid-in capital	the development stage	equity
Issuance of common stock to initial stockholders	2,731,250	$273	$24,727	$-	$25,000
Proceeds from sale of 9,500,000 units through public	6,650,950	665	47,405,690	-	47,406,355
offering net of underwriter's discount and offering expenses and excluding $22,670,940 allocable to 2,849,050 shares of common stock subject to possible conversion
Proceeds from issuance of 2,650,000 warrants	-	-	2,650,000	-	2,650,000
Accretion of trust account relating to common stock subject to possible conversion	-	-	(45,882)	-	(45,882)
Net income for the period	-	-	-	76,620	76,620
Balance at December 31, 2007	9,382,200	$938	$50,034,535	$76,620	$50,112,093

Forfeiture and cancellation of common stock received from intial stockholders (unaudited)	(298,082)	(29)	29	-	-
Proceeds from sale of 232,669 units through over-allotment option, net of underwriter's discount and offering expenses and excluding $541,480 allocable to 69,777 shares of common stock subject to possible conversio (unaudited)	162,892	16	1,189,584	-	1,189,600
Net income for the period (unaudited)	-	-	-	480,380	480,380
Accretion of trust account relating to common stock subject to possible conversion (unaudited)	-	-	(363,323)	-	(363,323)
Balance at September 30, 2008 (unaudited)	9,247,010	$925	$50,860,825	$557,000	$51,418,750

See notes to unaudited financial statements

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

		For the period	For the period
	For the nine	from July 3, 2007	from July 3, 2007
	months ended	(inception) to	(inception) to
	September 30, 2008	September 30, 2007	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$480,380	$(2,775)	$557,000
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
(Increase) / decrease in interest receivable	62,402		(90,588)
(Increase) / decrease in prepaid expenses	76,749		(14,037)
Increase in accrued expenses	38,752	2,500	46,515
Increase in income and franchise taxes payable	2,233		53,287
Net cash provided by (used in) operating activities	660,516	(275)	552,177

CASH FLOW FROM INVESTING ACTIVITIES
Cash equivalents held in trust	(2,120,416)		(77,715,416)
Acquisition costs	(250,663)		(250,663)
Net cash used in investing activities	(2,371,079)		(77,966,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares of common stock
to initial stockholders	-	25,000	25,000
Net proceeds from sale of units through public offering	1,264,054		51,723,290
Proceeds from issuance of insider warrants to initial stockholders	-		2,650,000
Portion of proceeds from sale of units through public offering allocable to shares
of common stock subject to possible conversion	541,480		23,212,419
Registration costs paid	(12,880)	(115,491)	(12,880)
Proceeds from notes payable, stockholders	-	132,990	132,990
Repayment of notes payable, stockholders	-		(132,990)
Net cash provided by financing activities	1,792,654	42,499	77,597,829

NET INCREASE (DECREASE) IN CASH	82,091	42,224	183,927

Cash at beginning of period	101,836	-	-
Cash at end of period	$183,927	$42,224	$183,927

Supplemental disclosure of non-cash investing and financing activities
Deferred underwriting fee	$74,454	$-	$3,114,454
Accretion of trust account relating to common stock subject to possible conversion	$363,323	$-	$409,205
Accrued acquisition costs	$222,005	$-	$222,005
Income taxes paid	$236,000	$-	$236,000
See notes to unaudited financial statements

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

At September 30, 2008, the Company had not yet commenced any operations. All activity from July 3, 2007 (date of inception) to September 30, 2008 relates to the Company’s formation and the public offering described below.

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

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

The Company's Chairman of the Board and the Company's Chief Executive Officer have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced for the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. Furthermore, they will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business). Additionally, in the case of a prospective target business that did not execute a waiver, such liability will only be in an amount necessary to ensure that public stockholders receive no less than $7.77 per share upon liquidation. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,200,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional amounts may be released as necessary to satisfy tax obligations. As of September 30, 2008, an amount of $959,000 has been released for such purposes.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholders' approval. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their share into a pro-rata distribution from the Trust Account (the "Conversion Right"). The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering. As a result of the Conversion Right, $23,212,420 (representing 29.99% of net proceeds of the public offering) plus accretion of $409,205 (representing 29.99% of interest earned on the trust account) aggregating $23,621,625 has been classified as common stock, subject to possible conversion on the accompanying balance sheet as of September 30, 2008. The Initial Stockholders have agreed to vote their 2,433,168 founding shares (after forfeiture of 298,082 shares disclosed in Note 3) of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders ("Public Stockholders") with respect to a Business Combination.

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

NOTE 2 - Summary of Significant Accounting Policies

Interim financial statements - The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (July 3, 2007) to December 31, 2007 included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The operating results for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Deferred Acquisition Costs - Costs related to proposed acquisitions are capitalized in accordance with SFAS 141 and in the event the acquisition does not occur, the costs are expensed. (See New Accounting Pronouncements below)

Concentration of Credit Risk- The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

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

Net Income Per Share- Basic net income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 2,731,250 initial shares outstanding throughout the period from July 3, 2007 (inception) to September 30, 2008, less 298,082 initial shares cancelled by the Company on January 24, 2008 (retroactively restated for this calculation to July 3, 2007), 6,650,950 common shares (excluding 2,849,050 shares subject to possible conversion) issued at the completion of the Offering on December 12, 2007 and 162,892 shares (excluding 69,777 shares subject to possible conversion) from the January 24, 2008 over-allotment option exercised. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 2,918,827 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The shares issuable upon exercise of the Warrants have been excluded from the calculation of diluted net income per share since the Warrants are exercisable commencing the later of one year or the completion of a Business Combination and this contingency has not been resolved.

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

The following table presents certain of the Company's assets that are measured at fair value as of September 30, 2008. In general, fair values determined by Level I inputs utilize quoted prices in active markets and the fair values described below were determined through market, observable and corroborated sources.

Description	September 30, 2008	Quoted Prices in Active Markets (Level 1)
Cash equivalents held in trust account	$77,715,416	$77,715,416

In accordance with provisions of FSP No FAS 157-2 Effective Date of FASB Statement No 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities until January 1, 2009 and is evaluating the impact, if any, this standard will have on its financial statements.

New Accounting Pronouncements- In December 2007, the FASB issued SFAS No. 141R, revised December 2007, "Business Combinations" ("SFAS 141R") which replaces SFAS 141 “Business Combinations” and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquirer and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. Under the revised standard, direct costs related to proposed acquisitions are not considered to increase the fair value of the business acquired and therefore will be charged to expense. Thus, in the event the proposed acquisition to which the deferred expenses at September 30, 2008 relate does not close by year end, such costs will be charged to operations in the quarter ended December 31, 2008.

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

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

NOTE 4 - Income and Franchise Taxes

The provision for income and franchise taxes consist of the following:

	For the three months ended September 30, 2008	For the nine months ended September 30, 2008	For the period from July 3, 2007 (inception) to September 30, 2008
Federal income tax - current	$79,000	$237,000	$262,000
Delaware franchise taxes	7,000	43,000	69,054

No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes.

NOTE 5 - Commitments

The Company presently occupies office space provided by an affiliate of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time, at $1,700 per month commencing in January 2008. The current arrangement is month to month. For the nine months ended September 30, 2008 an amount of $19,905 has been incurred for rent and office support services.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS OF OPERATIONS

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

Results of Operations

For the three months ended September 30, 2008, we had net income of $174,971 which consisted of interest income on the trust account investment of $386,522, offset by general and administrative expenses of $132,551 which includes administrative consulting fees of $40,568, professional fees of $19,023, Delaware franchise tax of $7,000, insurance of $17,250, travel of $19,214, rent and office expenses of $28,927 and other operating costs of $569. The Company has a provision for Federal income taxes of $79,000.

For the nine months ended September 30, 2008, we had net income of $480,380 which consisted of interest income on the trust account investment of $1,211,481, offset by general and administrative expenses of $494,101, which includes administrative consulting fees of $102,836, dues and subscriptions of $28,100, professional fees of $106,626, Delaware franchise tax of $43,000, insurance of $51,750, travel of $113,759, rent and office expenses of $46,165 and other operating costs of $1,865. The Company has a provision for Federal income taxes of $237,000.

For the period from July 3, 2007 (inception) to September 30, 2008, we had net income of $557,000 which consisted of interest income on the trust account investment of $1,364,471, offset by general and administrative expenses of $545,471, which includes administrative consulting fees of $102,836, dues and subscriptions of $28,100, professional fees of $106,626, Delaware franchise tax of $69,054, insurance of $54,964, travel of $129,885, rent and office expenses of $46,165, formation costs of 5,650, and other operating costs of $2,191. The Company has a provision for Federal income taxes of $262,000.

Financial Condition and Liquidity

We consummated our initial public offering of 9,500,000 units on December 12, 2007. Gross proceeds from our initial public offering were $76,000,000. We paid a total of $2,280,000 in underwriting discounts and commissions and incurred $602,705 for costs and expenses related to the offering. An additional $3,040,000 of underwriting discounts and commissions has been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $2,650,000 from the private sale of warrants (the “Sponsor’s Warrants”) to Lawrence S. Coben, our chairman of the board and chief executive officer, Ronald D. Ormand, our president, chief financial officer and member of our board of directors, Jon Schotz and Charles A. Norris, each a member of our board of directors, and Bill Goldstein, Dean Vanech, Jerry Doren, Owen Coleman, Bill Armstrong, Trevor Wilson, Brian McInerny, Richard Kassar, David Levine, Jim Land, David A. Preiser, Gary Evans and Dr. John Jacobs, each a stockholder of ours, from the offering were $75,767,295, of which $75,595,000 was deposited into the trust account. On January 24, 2008, we consummated the closing of the sale of 232,669 additional units which were sold subject to the underwriters' over-allotment option. The 9,732,669 units sold in the initial public offering, including the 232,669 units sold subject to the over-allotment option, were sold at an offering price of $8.00 per unit, generating total gross proceeds of $77,861,352. Of the gross proceeds of the offering and the private placement of warrants, $77,400,511 (or approximately $7.95 per share) was placed in the trust account. The net proceeds deposited into the trust fund remain on deposit in the trust fund and earned $1,364,471 in interest through September 30, 2008. We intend to use substantially all of the net proceeds of this offering to effect a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 6, 2009, assuming that a business combination is not consummated during that time.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Dated: November 13, 2008
/s/ Lawrence S. Coben
Lawrence S. Coben
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald D. Ormand
Ronald D. Ormand
President and Chief Financial Officer
(Principal Financial and Accounting Officer)