Form 10-Q/A
period 2008-09-30
Tremisis Energy Acquisition CORP II
filed 2008-11-14
CIK 1408193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
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

2925 Briarpark, Suite 150-A, Houston, Texas 77042
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

Explanatory Note:

This amendment is being filed to correct certain typographical errors in the notes to the unaudited condensed financial statements included herein.

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

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

The Company's Chairman of the Board and the Company's President have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced for the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. As of September 30, 2008, the per share liquidation amount was approximately $7.99. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,200,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and any additional amounts may be released as necessary to satisfy tax obligations. As of September 30, 2008, an amount of $681,233 has been released for the Company's working capital requirements and an amount of $277,776 has been released to pay the Company's tax obligations.

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