Form 10-K
period 2008-12-31
Tremisis Energy Acquisition CORP II
filed 2009-03-31
CIK 1408193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________

Commission File Number 001-33814

TREMISIS ENERGY ACQUISITION CORPORATION II
(Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	30-0485452 (I.R.S. Employer Identification Number)

545-7 Dogok-Dong SoftForum B/D, 7th Floor Gangnam-Gu, Seoul, South Korea (Address of Principal Executive Offices)	135-270 (Zip Code)

(82)(2) 575-0466
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	NYSE Alternext US LLC
Common Stock, $.0001 par value per share	NYSE Alternext US LLC
Warrants to purchase shares of Common Stock	NYSE Alternext US LLC

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant  to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer  ☐                                                                     Accelerated filer  ☐
Non-accelerated filer  ☐                                                                      Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $72,897,691.

As March 30, 2009, there were 12,165,837 shares of Common Stock, $.0001 par value per share, outstanding.

Documents incorporated by reference: None.

TREMISIS ENERGY ACQUISITION CORPORATION II
FORM 10-K
TABLE OF CONTENTS

i

PART I

ITEM 1.	BUSINESS.

Tremisis Energy Acquisition Corporation II is a blank check company formed on July 3, 2007 to acquire one or more operating businesses or assets through a merger, stock exchange, asset acquisition, reorganization or similar business combination.  Our efforts in identifying a prospective target business are not limited to a particular industry, although we are focusing our efforts on seeking a business combination with an operating company in either the energy or the environmental industry and their related infrastructures.

On December 12, 2007, we closed our initial public offering (“IPO”) of 9,500,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share.  Simultaneously with the consummation of the IPO, we consummated the private sale of 2,650,000 warrants (“sponsors’ warrants”) at a price of $1.00 per sponsors’ warrant, generating total proceeds of $2,650,000.  On January 24, 2008, we consummated the closing of an additional 232,669 units which were subject to the underwriters’ over-allotment option in the IPO.  The units from the IPO (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $77,861,352.  After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option and the private sale) were $77,572,806, of which $77,400,511 was deposited into the trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.  In addition, there can be released to us from the trust account interest earned on the funds in the trust account up to an aggregate of $1,200,000 to fund expenses related to investigating and selecting a target business and our other working capital requirements, plus any amounts we may need to pay our income or other tax obligations. Through December 31, 2008, we have used all of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses, and we have drawn interest income in the amount of $236,000 and $884,787 for our tax obligations and working capital, respectively. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2008, there was $77,652,972 plus accrued interest of $15,099 held in the trust fund.

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

Although we may consider a target business in any segment of the energy industry, we currently are concentrating our search for an acquisition candidate on companies in the following segments:

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

Although we may consider a target business in any segment of the environmental industry, we currently are concentrating our search for an acquisition candidate on companies in the following segments:

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

Selection of a target business and structuring of a business combination

We believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates available.  We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus for our IPO and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or consultants to assist us in finding potential business combinations, evaluating such business combinations and determining whether or not to proceed with a particular business combination, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Payment of such fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although it is possible that we may pay such fees in the case of an uncompleted transaction, we consider this possibility to be remote.  In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our “founders”) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. We are also required to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, we would cease negotiations with such target business.

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

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest (meaning not less than 50% of the voting securities of the target business). If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such financing arrangement. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow, book value and/or the price for which comparable businesses have recently been sold).  If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

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

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, or the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our founders, including all of our officers and directors, have agreed to vote the shares each received prior to our IPO (“founders’ shares”) in accordance with the vote of the holders of a majority of the shares of common stock purchased in our IPO (“IPO shares,” and the holders of IPO shares, “public stockholders”). This voting arrangement shall not apply to IPO shares purchased following our IPO in the open market by any of our founders. Accordingly, they may vote these shares on a proposed business combination any way they choose.  We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the IPO shares both exercise their conversion rights and vote against the business combination.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the public stockholders (but not any of our founders to the extent they hold IPO shares) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed.  The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO shares.  As of December 31, 2008, the per-share conversion price would have been approximately $7.98.

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

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds then held in the trust fund, the per-share liquidation price as of December 31, 2008 would have been approximately $7.98.  However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders.  Lawrence S. Coben and Ronald D. Ormand have personally agreed that if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our IPO not held in the trust account or previously released to us. Accordingly, if a claim brought by a target business or vendor or other entity did not exceed the amount of funds available to us outside of the trust account or available to be released to us from interest earned on the trust account balance, Messrs. Coben and Ormand would not have any personal obligation to indemnify such claims as they would be paid from such available funds. However, if a claim exceeded such amounts, there is no exception to the obligations of Messrs. Coben and Ormand to pay such claim.

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

ITEM 1A.	RISK FACTORS.

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We will not generate any revenues other than interest and dividends until, at the earliest, after the consummation of a business combination.

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

If we are unable to complete an initial business combination by December 6, 2009 and are forced to liquidate our assets, the per-share liquidation distribution may be less than $8.00 because of the expenses of our IPO, our general and administrative expenses and the anticipated costs of seeking an initial business combination. As of December 31, 2008, the per-share liquidation price was approximately $7.98. However, we cannot assure you that we will in fact be able to distribute approximately $7.98 per share upon liquidation of the trust account, as a result of claims of creditors which may take priority over the claims of our public stockholders. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of an initial business combination.

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

We believe that the funds available to us outside the trust fund, plus the interest earned on the funds held in the trust account that is available to us, will be sufficient to allow us to operate at least until December 6, 2009, assuming that an initial business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit the funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

The report of the independent registered public accounting firm that audited our financial statements includes a “going concern” explanatory paragraph due to the possibility that we may not consummate a business combination within the required time frame, which will require us to dissolve and liquidate.

The audit report in our financial statements for the year ended December 31, 2008, includes an explanatory paragraph that states that due to the possibility that a business combination may not be consummated within the required timeframe, there is “substantial doubt” about our ability to continue as a going concern. We must complete a business combination with a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of acquisition by December 6, 2009 (i.e., 24 months after the effective date of the registration statement covering the securities sold in our initial public offering).

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than approximately $7.98 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we are required to have all third parties (including any vendors or other entities we engage) and any prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. There is also no guarantee that a court would uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation price could be less than approximately $7.98 due to claims of such creditors. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Sang-Chul Kim, our chairman and co-chief executive officer and SoftForum Co., Ltd., an affiliate of Mr. Kim, have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, they may not be able to satisfy those obligations. Therefore, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than approximately $7.98, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least approximately $7.98 per share.

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

No warrant held by public stockholders will be exercisable and we will not be obligated to issue shares of common stock unless, at the time such holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current. Under the terms of the warrant agreement, we have agreed to use our best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. If we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants held by public stockholders may have no value, the market for such warrants may be limited and such warrants may expire worthless. Notwithstanding the foregoing, the sponsors’ warrants may be exercisable for unregistered shares of common stock even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current.

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

One of our officers and directors owns founders’ shares as well as warrants purchased simultaneously with our IPO. These shares and warrants will not participate in liquidation distributions and, therefore, such officer and director may have a conflict of interest in determining whether a particular target business is appropriate for an initial business combination.

One of our officers and directors owns founders’ shares as well as sponsors’ warrants purchased simultaneously with our IPO. Such individual has waived their right to receive distributions with respect to their initial shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to our IPO, as well as the sponsors’ warrants, will be worthless if we do not consummate a business combination. The personal and financial interests of such director and officer may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our director’s and officer’s discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

The NYSE Alternext US LLC may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently quoted on the NYSE Alternext US LLC (“NYSE Alternext US”). In order to continue quotation of our securities, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (usually between $2,000,000 and $4,000,000) and a minimum number of public shareholders (usually 300 shareholders). Additionally, our securities cannot have what is deemed to be a “low selling price” as determined by the Exchange. Additionally, in connection with our business combination, it is likely that the NYSE Alternext US will require us to file a new initial listing application and meet its initial listing requirements as opposed to these more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

On February 10, 2009, we received notice from the NYSE Alternext US, LLC indicating that we were below certain additional continued listing standards of the exchange, specifically that we had not held an annual meeting of stockholders in 2008, as set forth in Section 704 of the Company Guide.  The notification from the exchange indicated that we had until March 10, 2009 to submit a plan advising the exchange of action we would take to bring us into compliance with all continued listing standards by August 11, 2009.  We submitted our plan on February 17, 2009. In the plan, we propose that if it appears likely that we will not execute a definitive agreement for our business combination prior to August 11, 2009, we will take all actions necessary to hold an annual meeting of stockholders by August 11, 2009 solely to elect directors pursuant to Section 704 of the Company Guide.  However, if we have signed a definitive agreement for our business combination prior to August 11, 2009 (or if it is apparent that it will be signed shortly thereafter), we will hold our annual meeting of stockholders promptly after the SEC completes its review of our proxy statement for such transaction and allows us to hold the meeting.  At such meeting, in addition to asking stockholders to approve the transaction, stockholders will also be asked to elect directors pursuant to Section 704 of the Company Guide. The exchange is now evaluating our plan and will make a determination as to whether we have made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards. If our plan is accepted, we will be able to continue our listing, during which time we will be subject to continued periodic review by the exchange’s staff. If our plan is not accepted, the exchange could initiate delisting procedures against us.

If the NYSE Alternext US delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

If the net proceeds of our IPO prove to be insufficient to allow us to consummate a particular business combination either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. The current global credit crisis is making it difficult, if not impossible, for companies to obtain financing for acquisitions and operational growth. There is no indication when this credit crisis will abate. Accordingly, financing may not be available to us on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our founders, including one of our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our founders (including one of our officers and directors) collectively own 20% of our issued and outstanding shares of common stock. Our founders are not restricted from purchasing additional units or shares of common stock in the open market or in private tractions. Additional purchases of shares of common stock by our founders, including one of our officers or directors, would likely allow them to exert more influence over the approval of our initial business combination. These individuals may have substantial financial interests in making these types of purchases. Furthermore, these purchases may make it less likely that the holders of 30% or more of the IPO shares vote against a business combination and exercise their conversion rights.

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

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete an initial business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

•	In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We maintain our principal executive offices at 545-7 Dogok-Dong, SoftForum B/D, 7th Floor, Gangnam-Gu, Seoul, South Korea 135-270. An affiliate of ours is providing this space to us.  Such affiliate has agreed that, until we consummate a business combination, it will make such office space available to us, as may be required by us from time to time, at $5,500 per month.  We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, common stock and warrants are listed on the NYSE Alternext US under the symbols TGY.U, TGY and TGY.WS, respectively.  The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on December 12, 2007, and since the common stock and warrants commenced public trading on March 5, 2008.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2009:
First Quarter*	7.66	7.10	7.62	7.30	0.11	0.02
2008:
Fourth Quarter	7.26	6.96	7.25	6.94	0.30	0.03
Third Quarter	8.03	7.25	7.60	7.10	0.56	0.25
Second Quarter	8.03	7.55	7.55	7.20	0.60	0.40
First Quarter	8.05	7.55	7.35	7.18	0.65	0.48
2007:
Fourth Quarter	8.00	7.90	N/A	N/A	N/A	N/A
__________________________
* Through March 30, 2009.

Holders

As of March 30, 2009, there was 1 holder of record of our units, 20 holders of record of our common stock and 18 holders of record of our warrants.

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

Delisting notice and plan of action

On February 10, 2009, we received notice from the NYSE Alternext US, LLC indicating that we were below certain additional continued listing standards of the exchange, specifically that we had not held an annual meeting of stockholders in 2008, as set forth in Section 704 of the Company Guide. The notification from the exchange indicated that we had until March 10, 2009 to submit a plan advising the exchange of action we would take to bring us into compliance with all continued listing standards by August 11, 2009. We submitted our plan on February 17, 2009. In the plan, we propose that if it appears likely that we will not execute a definitive agreement for our business combination prior to August 11, 2009, we will take all actions necessary to hold an annual meeting of stockholders by August 11, 2009 solely to elect directors pursuant to Section 704 of the Company Guide.  However, if we have signed a definitive agreement for our business combination prior to August 11, 2009 (or if it is apparent that it will be signed shortly thereafter), we will hold our annual meeting of stockholders promptly after the SEC completes its review of our proxy statement for such transaction and allows us to hold the meeting.  At such meeting, in addition to asking stockholders to approve the transaction, stockholders will also be asked to elect directors pursuant to Section 704 of the Company Guide. The exchange is now evaluating our plan and will make a determination as to whether we have made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards. If our plan is accepted, we will be able to continue our listing, during which time we will be subject to continued periodic review by the exchange’s staff. If our plan is not accepted, the exchange could initiate delisting procedures against us.

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

In September 2007, Lawrence S. Coben transferred 1,203,125 shares of common stock to Ronald D. Ormand, our co-chief executive officer, chief financial officer and member of our board of directors, for approximately $0.009 per share. In October 2007, Messrs. Coben and Ormand transferred an aggregate of 281,250 shares of common stock to (i) Bill Armstrong (42,185 shares of common stock), (ii) Dean Vanech (37,500 shares of common stock), (iii) Jerry Doren, Owen Coleman, Bill Goldstein and Trevor Wilson (each 28,125 shares of common stock), (iv) David A. Preiser (18,750 shares of common shares) and (v) Brian McInerney, Richard Kassar, David Levine, Jim Land and Dr. John Jacobs (each 14,063 shares of common stock), all for approximately $0.009 per share. In November 2007, Messrs. Coben and Ormand transferred an aggregate of 187,500 shares of common stock to Gary Evans for approximately $0.009 per share.

Simultaneously with the consummation of the IPO, we consummated the private sale of 2,650,000 sponsors’ warrants at a price of $1.00 per sponsors’ warrant, generating total proceeds of $2,650,000. Each sponsors’ warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share, commencing six months after our completion of a business combination and expiring on December 5, 2012. The sponsors’ warrants are identical to the warrants issued in our IPO except that if we call the warrants for redemption, the sponsors’ warrants will be exercisable on a cashless basis so long as they are still held by such purchasers or their affiliates.  The sponsors’ warrants were purchased by Lawrence S. Coben, Ronald D. Ormand, our co-chief executive officer, chief financial officer and member of our board of directors, Jon Schotz, Charles A. Norris, Bill Goldstein, Olympus Capital Investment, LLC, Jerry Doren, Owen Coleman, Bill Armstrong, Trevor Wilson, Brian McInerney, Richard Kassar, David Levine, Jim Land, David A. Preiser, Gary Evans and Dr. John Jacobs, each a stockholder of ours (except Olympus Capital Investment, LLC).

In January 2008, because only a portion of the over-allotment option was exercised, the following founders’ shares were canceled in order to maintain our founders’ aggregate ownership in our common stock at 20%:

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

We paid a total of $2,335,841 in underwriting discounts and commissions and incurred $602,705 for other costs and expenses related to the offering and the over-allotment option.  After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private sale of sponsors’ warrants were $77,572,806, of which $77,400,511 ($75,595,000 on December 12, 2007 and $1,805,511 on January 24, 2008) was deposited into the trust account.  The remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.  In addition, there can be released to us from the trust account interest earned on the funds in the trust account up to an aggregate of $1,200,000 to fund expenses related to investigating and selecting a target business and our other working capital requirements, plus any amounts we may need to pay our income or other tax obligations. Through December 31, 2008, we have used all of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses, and we have drawn interest income in the amount of $236,000 and $884,787 for our tax obligations and working capital, respectively. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2008, there was $77,652,972 plus accrued interest of $15,099 held in the trust fund.

Issuer Purchases of Equity Securities.

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

		From inception	From inception
	Year ended	(July 3, 2007) to	(July 3, 2007) to
	12/31/2008	12/31/2007	12/31/2008
Statement of Operations Data:
Revenue	$-	$-	$-
Interest Income	1,235,335	152,990	1,388,325
General and administrative expenses	1,052,718	51,370	1,104,088
Provision for income taxes	53,500	25,000	78,500
Net income	129,117	76,620	205,737
Accretion of Trust Account relating to common
stock subject to possible conversion	(370,478)	(45,882)	(416,360)
Net income (loss) attributable to common stockholders	(241,361)	30,738	(210,623)
Earnings per share data:
Weighted average number of shares outstanding,
basic and diluted:	9,236,774	3,462,124	7,219,917
Net income (loss) per share, basic and diluted	$(0.03)	$0.01	$(0.03)
Number of shares outstanding subject to possible
conversion	2,918,827	2,849,050	2,918,827
Net income per share subject to possible
conversion, basic and diluted:	$0.13	$0.02	$0.14
Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$187,646	$(108,339)	$79,307
Net cash used in investing activities	(2,061,997)	(75,595,000)	(77,656,997)
Net cash provided by financing activities	1,792,654	75,805,175	77,597,829
Cash contributed to Trust Account	(2,057,972)	(75,595,000)	(77,652,972)
Net proceeds from public offering allocable to
stockholders' equity	1,264,054	50,459,235	51,723,289
Portion of net proceeds from public offering
allocable to common stock subject to possible
conversion	541,480	22,670,940	23,212,420
Proceeds from issuance of insider warrants	-	2,650,000	2,650,000

	December 31, 2008	December 31, 2007
Selected Balance Sheet Data:
Cash	$20,139	$101,836
Investments held in Trust Account including accrued interest	77,668,071	75,747,990
Total assets	77,912,214	75,940,612
Common stock subject to possible conversion	23,628,780	22,716,822
Total stockholders' equity	51,060,332	50,112,093

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As indicated in the accompanying financial statements, at December 31, 2008, we had $20,139 in cash and $77,668,071 in cash equivalents held in the trust account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plan to consummate a business combination will be successful. We must complete a business combination with a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of acquisition by December 6, 2009.  These factors, among others, raise substantial doubt as to our ability to continue as a going concern.

Results of Operations

For the year ended December 31, 2008, we had net income of $129,117. Interest income on the trust account investment was  $1,235,335.  During the fourth quarter of 2008, we reduced interest income by approximately $72,000 related to an overaccrual at September 30, 2008. General and administrative expenses were $1,052,718, which includes administrative consulting fees of $140,440, dues and subscriptions of $33,680, professional fees of $572,843, Delaware franchise tax of $57,500, insurance of $71,838, travel of $114,073, rent and office expenses of $59,478 and other operating costs of $2,866.  Professional fees include approximately $473,000 related to a potential acquisition.  These costs were deferred through September 30, 2008.  In the fourth quarter of 2008, we determined that the acquisition was unlikely to succeed and expensed the costs.  We have a provision for federal income taxes of $53,500.

For the period from July 3, 2007 (inception) to December 31, 2008, we had net income of $205,737 which consisted of interest income on the trust account investment of $1,388,325, offset by general and administrative expenses of $1,104,088, which includes administrative consulting fees of $140,440, dues and subscriptions of $33,680, professional fees of $572,843, Delaware franchise tax of $83,554, insurance of $75,052, travel of $130,199, rent and office expenses of $59,478, formation costs of $5,650, and other operating costs of $3,192.  The Company has a provision for Federal income taxes of $78,500.

Liquidity and Capital Resources

We consummated our initial public offering of 9,500,000 units on December 12, 2007. Gross proceeds from our initial public offering were $76,000,000. We paid a total of $2,280,000 in underwriting discounts and commissions and incurred $602,705 for costs and expenses related to the offering. An additional $3,040,000 of underwriting discounts and commissions has been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $2,650,000 from the private sale of warrants to Lawrence S. Coben, Ronald D. Ormand, our co-chief executive officer, chief financial officer and member of our board of directors, Jon Schotz, Charles A. Norris, Bill Goldstein, Olympus Capital Investment, LLC, Jerry Doren, Owen Coleman, Bill Armstrong, Trevor Wilson, Brian McInerney, Richard Kassar, David Levine, Jim Land, David A. Preiser, Gary Evans and Dr. John Jacobs, each a stockholder of ours, (except Olympus Capital Investment, LLC) from the offering were $75,767,295, of which $75,595,000 was deposited into the trust account. On January 24, 2008, we consummated the closing of the sale of 232,669 additional units which were sold subject to the underwriters' over-allotment option.  The 9,732,669 units sold in the initial public offering, including the 232,669 units sold subject to the over-allotment option, were sold at an offering price of $8.00 per unit, generating total gross proceeds of $77,861,352.  Of the gross proceeds of the offering and the private placement of warrants, $77,400,511 (or approximately $7.95 per share) was placed in the trust account. The net proceeds deposited into the trust fund remain on deposit in the trust fund and earned $1,388,325 in interest through December 31, 2008.  We intend to use substantially all of the net proceeds of the initial public offering to effect a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 6, 2009, assuming that a business combination is not consummated during that time.

We expect our primary liquidity requirements during this period to include approximately $200,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $500,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; $150,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $500,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

In addition, prior to the IPO, Lawrence S. Coben and Ronald D. Ormand advanced an aggregate of $157,990 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed  arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that we complete acquisitions subsequent to our adoption of SFAS 141(R), the application of its provisions will likely have a material impact on our results of operations, although we are not currently able to estimate that impact.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. We do not expect the adoption of SFAS 160 to have a material impact on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will require us to adopt these provisions beginning in fiscal 2009 and thereafter. We do not expect the adoption of SFAS 161 to have a material impact on our financial condition or results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per share.” This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data). We do not expect the adoption of the adoption of this Staff Position to have a material impact on our financial condition or results of operations .

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our IPO are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard No. 133 (“FAS 133”) and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note 2 to the financial statements for more information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required as we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2008, our principal executive officer and our principal financial and accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K are effective.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

For the three month period ending December 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Sang-Chul Kim	55	Chairman of the Board and Co-Chief Executive Officer
Ronald D. Ormand	50	Co-Chief Executive, Chief Financial Officer and Director
Jhong Won Kim	65	Director
Seung Jung Ro	44	Director
David Jin Yoo	35	Director
Yeon-su Kim	25	Secretary

Sang-Chul Kim has served as our chairman and co-chief executive officer since March 2009. He has also served as the chief executive officer of Dawin Technology, Inc., an ASIC/SoC design and services company that has a strategic partnership with Samsung Electronics Co., Ltd. since May 2008. Mr. Kim has also served as the chairman of the boards of directors of both SF Investment Co., Ltd., an investment company and SoftForum Co., Ltd., a web and desktop security software company and systems producer, since June 2005. From June 2004 to May 2005, he was the chairman of the boards of directors of WIZIT Co., Ltd., a metering hardware, semiconductor and LCD components manufacturer, and DureCom Co., Ltd., a plastic molding/injection manufacturer, the latter of which merged with SoftForum Co., Ltd. in 2005. Mr. Kim served as the president and chief executive officer of Kumho Metertech, Inc., which he founded, from February 1997 to January 2004. In June 2008, Mr. Kim was elected as the vice chairman of the Korea CEO Association (KCEOA). Mr. Kim received his Bachelor of Arts in Political Science from Dankook University.

Ronald D. Ormand has served as a member of our board of directors since September 2007, as our chief financial officer since November 2007 and as our co-chief executive officer since March 2009. Mr. Ormand has over twenty five years of investment and commercial banking experience in the energy industry. From April 2005 to October 2007, he served as a managing director with West LB, a German-based international bank with over $300 billion in assets, where he covered the energy industry and served as head of the oil and gas investment banking group for the Americas. From 1988 until December 2004, Mr. Ormand was with CIBC World Markets and Oppenheimer & Co., which CIBC acquired in 1997. From 1997 to 2004, Mr. Ormand served as head of CIBC World Markets’ U.S. oil and gas investment banking group. Prior to joining CIBC World Markets in 1988, Mr. Ormand worked in various investment banking positions with Bateman Eichler, Hill Richards Incorporated, and L.F. Rothschild & Co., and as a research analyst covering the exploration and production sector at Rauscher Pierce Refsnes, Inc. Mr. Ormand received a B.A. and an M.B.A. from the University of California at Los Angeles and attended Cambridge University in Cambridge, England where he studied Economics.

Jhong Won Kim has served as a member of our board of directors since March 2009. Mr. Kim served as a director and the chief financial officer of the Korea Railroad Construction Authority (a rail investment company established by the Korean Government to build, develop and manage railways) from January 2004 until January 2007, where he advised the Finance department on matters including financing, strategy and financial planning, and risk management. From November 2005 until December 2006, Mr. Kim served as a director and a member of the management advisory committee of Korea NICE e-banking Services, Co., Ltd. (a subsidiary of the National Information & Credit Evaluation Inc.), a company that operates and manages ATMs in banks, security and insurance companies, investment trusts and other related financial institutions. From October 2002 to January 2006, Mr. Kim was an executive director of the Friendship Society of the Ministry of Finance and Economy. He also served from January 2001 to January 2002, as vice president of Yushin Corporation, a civil infrastructure company, and from January 2000 until January 2001, Mr. Kim served on the board of Rotem Co. (now known as Hyundai Rotem, and member of the Hyundai Motor Group). Mr. Kim received his Bachelor of Arts in Economics from Yonsei University and his Master of Arts in Development Economics from Boston University.

Seung Jung Ro has served as a member of our board of directors since March 2009. Mr. Ro has been the chief executive officer of Mermax Co., Ltd., a semiconductor manufacturer, since August 2008. From January 2006 to August 2008, Mr. Ro served as the chief executive officer of DureCom Co., Ltd. Mr. Ro also served as the chief executive officer of DureTech Inc., a semiconductor and LCD components manufacturer, from March 2000 to December 2005. From July 1999 to February 2000, Mr. Ro served as a director for KoreaSambo Inc., a gas metering manufacturer. From February 1997 to June 1999, Mr. Ro also served as manager of the administration department for Kumho Metertech, Inc., a metering business administration firm. Mr. Ro earned his Bachelor of Science from Chungbuk National University.

David Jin Yoo has served as a member of our board of directors since March 2009. Mr. Yoo has served as the managing director of Hyundai LCD USA, Inc., an LCD manufacturer, since November 2008. From September 2004 to November 2008, Mr. Yoo served as a vice president of the corporate finance group at EarlyBirdCapital, Inc., an investment banking firm. From May 2004 to September 2004, he worked as an associate at Ardour CapitalPartners, LLC, another investment banking firm. Mr. Yoo also served as a senior associate from May 2003 to September 2003 at KPMG International Financial Advisory Services Inc., a corporate finance firm. He was manager and assistant to the Chairman at The Doosan Group from May 1994 to August 2002. Mr. Yoo earned his Bachelor of Arts at University of California at Berkeley and his Master of Business Administration from Leonard N. Stern School of Business at New York University.

Yeon-su Kim has served as our secretary since March 2009. Ms. Kim has served as the chief executive officer and a director of Han Wool S&C. Co., Ltd., an investment firm, since April 2008. Since March 2007, Ms. Kim has served as an adviser for SF Investment Co., Ltd. Ms. Kim has also served as head of the foreign business division for WIZIT Co., Ltd., since January 2007. Ms. Kim earned her Bachelor of Arts from Boston University, School of Management and a Bachelor of Commerce from Auckland University. Ms. Kim is the daughter of Sang-Chul Kim.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Seung Jung Ro, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jhong Won Kim, will expire at the second annual meeting. The term of the third class of directors, consisting of Sang-Chul Kim and David Jin Yoo, will expire at the third annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In December 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries.  Copies of our code of ethics are available free of charge upon request. Requests for copies of our code of ethics should be sent in writing to Tremisis Energy Acquisition Corporation II, 545-7 Dogok-Dong, SoftForum B/D, 7th Floor, Gangnam-Gu, Seoul, South Korea, 135-270. We have also filed the code of ethics as an exhibit hereto.

Corporate Governance

Board Meeting Attendance.  During the fiscal year ended December 31, 2008, there were three meetings of our board of directors, and the various committees of the board of directors met a total of four times.  No director attended fewer than 75% of the total number of meetings of the board and of committees of the board on which he served during fiscal 2008.

Nominating Committee

Effective December 2007, we established a nominating committee of the board of directors, which currently consists of Jhong Won Kim, as chairman, and David Jin Yoo and Seung Jung Ro, each of whom is an independent director under the NYSE Alternext US’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders and others. The nominating committee did not meet during the fiscal year ended December 31, 2008.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that the Nominating Committee will consider and evaluate based on, among other factors, the following:

•	The candidate’s independence under the rules of the NYSE Alternext US;

•	The candidate’s accomplishments and reputations, both personal and professional;

•	The candidate’s relevant experience and expertise;

•	The candidate’s knowledge of the company and issues affecting us;

•	The candidate’s moral and ethical character; and

•	The candidate’s ability to commit the required time necessary to discharge the duties of board membership.

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

Audit Committee

Effective December 2007, we established an audit committee of the board of directors, which currently consists of Seung Jung Ro, as chairman, David Jin Yoo and Jhong Won Kim, each of whom is an independent director under the NYSE Alternext’s listing standards. The audit committee met four times during the fiscal year ended December 31, 2008. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

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

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE Alternext US listing standards. The NYSE Alternext US listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NYSE Alternext US that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Messrs. Jhong Won Kim and David Jin Yoo both satisfy the NYSE Alternext US’s definition of financial sophistication and also qualify as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We do not have a standing compensation committee. The board believes this is appropriate as no compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

ITEM 11.	EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of our initial business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class
Bulldog Investors	1,409,560	(2)	11.6%
Brian Taylor	1,185,000	(3)	9.7%
Fortress Investment Group LLC	1,100,000	(4)	9.0%
Citigroup Global Markets Inc.	628,800	(5)	5.2%
Aldebaran Investments LLC	752,101	(6)	6.2%

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class
Drawbridge Special Opportunities Advisors LLC	821,800	(7)	6.8%
Lawrence S. Coben	827,726	(8)	6.8%
Ronald D. Ormand	827,726	(8)	6.8%
Sang-Chul Kim	0		*
Jhong Won Kim	0		*
Seung Jung Ro	0		*
David Jin Yoo	0		*
All directors and executive officers as a group (five individuals)	827,726	(9)	6.8%
________________________________
*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is 545-7 Dogok-Dong, SoftForum B/D, 7th Floor, Gangnam-Gu, Seoul, South Korea 135-270.
(2)
Bulldog Investors (“Bulldog”) and Phillip Goldstein and Andrew Dakos, principals of Bulldog, have sole voting power over 1,043,560 of such shares and shared voting power over 365,740 of the shares of common stock.  Bulldog Investors and Mr. Goldstein and Mr. Dakos have sole investment power over all such shares.  The business address of the entity and each principal is Park 80 West, Plaza Two, Saddle Brook, New Jersey 07663.  The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on January 14, 2009.

(3)
Mr. Taylor, Pine River Capital Management L.P. (“Pine River”) and Nisswa Master Fund Ltd. (“Nisswa”) have shared voting and investment power over the shares of common stock.  The business address of Mr. Taylor, Pine River and Nisswa is 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.  The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on December 17, 2007.

(4)
Represents (i) 990,000 shares of common stock held by Drawbridge DSO Securities LLC (“DSO”) and (ii) 110,000 shares of common stock held by Drawbridge OSO Securities LLC (“OSO”).  Each has sole voting and investment power of such shares.  Drawbridge Special Opportunities Fund LP (“Fund LP”) is the sole managing member of DSO, Drawbridge Special Opportunities GP LLC (“GP”) is the general partner of Fund LP and Fortress Principal Investment Holdings IV LLP (“Holdings”) is the sole managing member of GP.  Drawbridge Special Opportunities Fund Ltd. (“Fund Ltd.”) is the sole managing member of OSO, Drawbridge Special Opportunities Advisors LLC (“Advisors”) is the investment advisor for Fund LP and Fund Ltd., and FIG LLC (“FIG LLC”) is the sole managing member of Advisors.  Fortress Operating Entity I LP (“Operating”) is the sole managing member of Holdings and FIG LLC, FIG Corp. (“FIG Corp.”) is the general partner of Operating and Fortress Investment Group LLC (“Group”) is the beneficial owner of all securities beneficially owned by FIG Corp.  Each of the foregoing entities has shared voting and investment power over the shares beneficially owned by it.  The business address of all of the entities is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105, Attention: Michael Cohn.  The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008.

(5)
Represents shares held by Citigroup Global Markets Inc.  Assumes the conversion or exercise of certain securities held.  The business address of Citigroup Global Markets Inc. is 388 Greenwich Street, New York, New York 10013.  The foregoing information was derived from a Schedule 13G filed with the SEC on February 11, 2009.

(6)
The business address of Aldebaran Investments LLC is 500 Park Avenue, 5th Floor, New York, New York 10022.  Represents 752,101 shares held by Aldebaran Investments LLC.  Includes shares held in a separate account of which Aldebaran Investments LLC is the investment manager.  The foregoing information was derived from a Schedule 13G filed with the SEC on February 17, 2009.

(7)
The business address of Drawbridge Special Opportunities Advisors LLC is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, NY 10105, Attention: Michael Cohn.  The foregoing information was derived from a Schedule 13G filed with the SEC on February 18, 2009.

(8)
Does not include 450,000 shares of common stock issuable upon exercise of sponsors’ warrants that are not exercisable and will not become exercisable within 60 days. Mr. Coben’s business address is 40 West 22nd Street, New York, New York 10010. Mr. Ormand’s business address is 11622 Monica Street, Houston, Texas 77024.

(9)	Does not include 900,000 shares of common stock issuable upon exercise of sponsors’ warrants that are not exercisable and will not become exercisable within 60 days.

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

Lawrence S. Coben and Ronald D. Ormand are our “promoters” as that term is defined under the federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In July 2007, we issued 2,731,250 shares of founders’ common stock to the individuals set forth below for an aggregate of $25,000 in cash, at a purchase price of approximately $0.009 per share, as follows:

Stockholders	Number of Shares	Relationship to Us
Lawrence S. Coben	2,406,250	Stockholder
Jon Schotz	150,000	Stockholder
Charles A. Norris	150,000	Stockholder
Stephen N. Casati	25,000	Stockholder

In September 2007, Lawrence S. Cohen transferred 1,203,125 shares of common stock to Ronald D. Ormand, our co-chief executive officer, chief financial officer and member of our board of directors, for approximately $0.009 per share. In October 2007, Messrs. Coben and Ormand transferred an aggregate of 281,250 shares of common stock to (i) Bill Armstrong (42,185 shares of common stock), (ii) Dean Vanech (37,500 shares of common stock), (iii) Jerry Doren, Owen Coleman, Bill Goldstein and Trevor Wilson (each 28,125 shares of common stock), (iv) David A. Preiser (18,750 shares of common shares) and (v) Brian McInerney, Richard Kassar, David Levine, Jim Land and Dr. John Jacobs (each 14,063 shares of common stock), all for approximately $0.009 per share. In November 2007, Messrs. Coben and Ormand transferred an aggregate of 187,500 shares of common stock to Gary Evans for approximately $0.009 per share.

On January 24, 2008, we consummated the offering of 232,669 units that were subject to the over-allotment option granted to the underwriters in our initial public offering.  The remainder of the underwriters’ over-allotment option expired unexercised.  As only a portion of the over-allotment option was exercised, the following founders’ shares were canceled:

Name of Holder	Number of Shares
Lawrence S. Coben	140,524
Ronald D. Ormand	140,524
Jon Schotz	5,678
Charles A. Norris	5,678
Stephen N. Casati	5,678

The following table reflects the current ownership of our founders shares, accounting for the aforementioned transactions:

Name	Number of Shares	Relationship to Us
Ronald D. Ormand	827,726	Co-Chief Executive Officer, Chief Financial Officer and Director
Lawrence S. Coben	827,726	Stockholder
Jon Schotz	144,822	Stockholder
Charles A. Norris	144,822	Stockholder
Stephen N. Casati	19,322	Stockholder
Bill Armstrong	42,185	Stockholder
Dean Vanech	37,500	Stockholder
Jerry Doren	28,125	Stockholder
Owen Coleman	28,125	Stockholder
Bill Goldstein	28,125	Stockholder
Trevor Wilson	28,125	Stockholder
David A. Preiser	18,750	Stockholder
Brian McInery	14,063	Stockholder
Richard Kassar	14,063	Stockholder
David Levine	14,063	Stockholder
Jim Land	14,063	Stockholder
Dr. John Jacobs	14,063	Stockholder
Gary Evans	187,500	Stockholder

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

Prior to our IPO, Lawrence S. Coben and Ronald D. Ormand advanced to us an aggregate of $157,990 ($50,000 in July 2007, $82,990 in August 2007 and $25,000 in September 2007,) to cover expenses related to our IPO. The loans were repaid without interest upon the consummation of our IPO from the proceeds of the IPO not placed in trust.

On March 13, 2009, we entered into an agreement with the initial stockholders, SoftForum Co., Ltd. (“SoftForum”) and Mr. Sang-Chul Kim. Pursuant to the agreement, (i) each of Lawrence S. Coben, Stephen N. Casati, Jon Schotz and Charles A. Norris resigned from his position as officer and/or director of the Company, (ii) Ronald D. Ormand resigned from his position as president and was appointed as co-chief executive officer of the Company and will serve in such capacity, as well as in his existing capacity as chief financial officer and director, until we file this Annual Report on Form 10-K, at which time he will resign from all of his positions except as a member of the board of directors and (iii) Mr. Kim was appointed as chairman of the board and co-chief executive officer, and each of Seung Jung Ro, Jhong Won Kim and David Jin Yoo was appointed as a member of the board of directors. Additionally, Yeon-su Kim was appointed as secretary and will be appointed as chief financial officer upon Mr. Ormand’s resignation of such position. Ms. Kim is Sang-Chul Kim’s daughter. Neither Mr. Kim nor Ms. Kim has entered into an employment agreement with us and will not receive any cash or other compensation from us for services rendered to us until following the consummation of our initial business combination.

Pursuant to the agreement, our initial stockholders have the option to sell to SoftForum and Sang-Chul Kim, and SoftForum and Sang-Chul Kim have the option to purchase from the initial stockholders, the sponsors’ warrants to purchase 2,650,000 shares of our common stock upon the earliest of (i) the consummation of our initial business combination, (ii) the liquidation of our trust account and (iii) December 31, 2009. The purchase price for the sponsors’ warrants is $2,100,000. Our initial stockholders originally paid $2,650,000 for their sponsors’ warrants.

Pursuant to the agreement and as part of the same transaction, our initial stockholders also agreed to transfer an aggregate of 2,333,168 founders’ shares of our common stock to SoftForum and Sang-Chul Kim, for no additional consideration, upon consummation of our initial business combination. The initial stockholders will continue to hold an aggregate of 100,000 shares of our common stock following the transfer. If transferred, such shares will remain in escrow until one year after consummation of such business combination in accordance with the terms of the escrow agreement that was entered into by the initial stockholders in connection with our IPO. Additionally, the SoftForum and Sang-Chul Kim will be granted the same registration rights that the initial stockholders were granted with respect to the sponsors’ warrants and shares they may receive as a result of the transactions.

In connection with our IPO, Messrs. Coben and Ormand had personally agreed that if we liquidated prior to the consummation of a business combination, they would be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account or previously released to us. Additionally, if we are forced to liquidate and do not have sufficient funds to pay the cost of liquidation, Messrs. Coben and Ormand had agreed to advance us the funds necessary to complete such liquidation and agreed not to seek repayment for such expenses. As part of the above-referenced resignations and appointments, Sang-Chul Kim and SoftForum have agreed to be responsible for such obligations and Messrs. Coben and Ormand have been released from such obligations.

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

Director Independence

The NYSE Alternext US requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Seung Jung Ro, Jhong Won Kim and David Jin Yoo are our independent directors, constituting a majority of our board. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of BDO Seidman, LLP acts as our independent registered public accounting firm.  The following is a summary of fees incurred to BDO Seidman, LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2008, audit fees for our independent registered public accounting firm were $65,000 for the services they performed in connection with our Quarterly Reports on Form 10-Q and an estimate of $33,000 for the audit of our financial statements as of December 31, 2008.

During the period ended December 31, 2007, audit fees for our independent registered public accounting firm were $68,690 for the services they performed in connection with our initial public offering, including the audit of the financial statements included in the Registration Statement on Form S-1 and in the Form 8-K filed with the Securities and Exchange Commission on December 18, 2007; $7,820 for the services they performed in connection with our Quarterly Report on Form 10-Q for September 30, 2007 and $22,185 for the audit of our financial statements as of December 31, 2007.

Audit-Related Fees

During 2008 and 2007, our independent registered public accounting firm did not render any audit related services.

Tax Fees

During 2008 and 2007, our independent registered public accounting firm did not render any services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2008 and 2007, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until December 2007, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors.  However, all services render since December 2007 were pre-approved by our audit committee.  In addition, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, EarlyBirdCapital, Inc. and Lawrence S. Coben. (1)

10.2	Letter Agreement among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, EarlyBirdCapital, Inc. and Jon Schotz. (1)

10.3	Letter Agreement among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, EarlyBirdCapital, Inc. and Charles A. Norris. (1)

10.4	Letter Agreement among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, EarlyBirdCapital, Inc. and Stephen N. Casati. (1)

10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.6	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (1)

10.7	Promissory Note issued to Lawrence S. Coben. (1)

10.8	Form of Registration Rights Agreement among the Registrant and the Founders. (1)

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

10.12	Amendment to the Letter Agreement among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, EarlyBirdCapital, Inc. and Lawrence S. Coben and the Letter Agreement among the Registrant, Merrill Lynch, Pierce Fenner & Smith Incorporated, EarlyBirdCapital, Inc. and Ronald D. Ormand.(2)

10.13	Amendment to the Letter Agreement among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, EarlyBirdCapital, Inc. and Jon Schotz, the Letter Agreement among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, EarlyBirdCapital, Inc. and Charles A. Norris and the Letter Agreement among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, EarlyBirdCapital, Inc. and Stephen N. Casati.(2)

14	Code of Ethics*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Audit Committee charter. (1)

99.2	Nominating Committee charter. (1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-145625).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 16, 2009.

*	Filed herewith.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tremisis Energy Acquisition Corporation II
Seoul, South Korea

We have audited the accompanying balance sheets of Tremisis Energy Acquisition Corporation II (a corporation in the development stage, the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, the period from July 3, 2007 (inception) to December 31, 2007 and for the period from July 3, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 1, the Company’s Amended and Restated Certificate of Incorporation provides for a mandatory liquidation of the Company in the event that the Company does not consummate a business combination within 24 months from the date of the consummation of its initial public offering (“Offering”) (such date would be December 6, 2009).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tremisis Energy Acquisition Corporation II as of December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, the  period from July 3, 2007 (inception) to December 31, 2007 and  for the period from July 3, 2007 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company would continue as a going concern. As discussed in Note 1 to the financial statements, the Company is required to consummate a business combination by December 6, 2009. The possibility of such business combination not being consummated raises substantial doubt as to its ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, NY
March 30, 2009

TREMISIS ENERGY ACQUISITION CORPORATION II
(a corporation in the development stage)
BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash	$20,139	$101,836
Cash equivalents held in trust (Note 1)	77,652,972	75,595,000
Interest receivable on cash equivalents held in trust	15,099	152,990
Income tax receivable	157,500	-
Prepaid expenses	62,949	90,786
Total current assets	77,908,659	75,940,612

Equipment, net of accumulated depreciation (Note 4)	3,555	-
Total assets	$77,912,214	$75,940,612

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued registration costs	$-	$12,880
Accrued expenses	108,648	7,763
Income and franchise taxes payable	-	51,054
Deferred underwriting fee (Note 3)	3,114,454	3,040,000
Total current liabilities	3,223,102	3,111,697

Common stock subject to possible conversion (2,918,827 and 2,849,050 shares at conversion value) (Note 1)	23,628,780	22,716,822

Commitments (Note 7)

STOCKHOLDERS' EQUITY: (Note 8)
Common stock, $.0001 par value per share, authorized 35,000,000 shares, issued and outstanding 9,247,010 and 9,382,200 (excluding 2,918,827 and 2,849,050 shares subject to conversion, respectively)	925	938
Additional paid in capital	50,853,670	50,034,535
Retained earnings accumulated during the development stage	205,737	76,620
Total stockholders' equity	51,060,332	50,112,093
Total liabilities and stockholders' equity	$77,912,214	$75,940,612

See notes to financial statements

TREMISIS ENERGY ACQUISITION CORPORATION II
(a corporation in the development stage)
STATEMENTS OF OPERATIONS

	For the year	From inception	From inception
	ended	(July 3, 2007) to	(July 3, 2007) to
	December 31, 2008	December 31, 2007	December 31, 2008

Interest income	$1,235,335	$152,990	$1,388,325

Expenses
Franchise tax (Note 6)	57,500	26,054	83,554
General and administrative (Note 5)	922,910	16,452	939,362
Formation costs	-	5,650	5,650
Insurance	71,838	3,214	75,052
Depreciation	470	-	470
Total expenses	1,052,718	51,370	1,104,088

Net income before taxes	182,617	101,620	284,237
Provision for income taxes (Note 6)	53,500	25,000	78,500
Net income for the period	129,117	76,620	205,737

Accretion of trust account relating to common stock subject to possible conversion	(370,478)	(45,882)	(416,360)

Net income (loss) attributable to common stockholders	$(241,361)	$30,738	$(210,623)

Weighted average number of shares outstanding - basic and diluted	9,236,774	3,462,124	7,219,917
Net income (loss) per share, basic and diluted	$(0.03)	$0.01	$(0.03)

Number of shares outstanding subject to possible conversion - basic and diluted	2,918,827	2,849,050	2,918,827
Net income per share subject to possible conversion - basic and diluted	$0.13	$0.02	$0.14

See notes to financial statements

TREMISIS ENERGY ACQUISITION CORPORATION II
(a corporation in the development stage)
STATEMENTS OF STOCKHOLDERS' EQUITY
Condensed Statement of Stockholders' Equity

				Retained earnings	Total
	Common Stock		Additional	accumulated during	stockholders'
	Shares	Amount	paid-in capital	the development stage	equity
Issuance of common stock to initial stockholders	2,731,250	$273	$24,727	$-	$25,000
Proceeds from sale of 9,500,000 units through public offering net of underwriter's discount and offering expenses and excluding $22,670,940 allocable to 2,849,050 shares of common stock subject to possible conversion	6,650,950	665	47,405,690	-	47,406,355
Proceeds from issuance of 2,650,000 warrants	-	-	2,650,000	-	2,650,000
Accretion of trust account relating to common stock subject to possible conversion	-	-	(45,882)	-	(45,882)
Net income for the period	-	-	-	76,620	76,620
Balance at December 31, 2007	9,382,200	$938	$50,034,535	$76,620	$50,112,093

Forfeiture and cancellation of common stock received from intial stockholders	(298,082)	(29)	29	-	-
Proceeds from sale of 232,669 units through over-allotment option, net of underwriter's discount and offering expenses and excluding $541,480 allocable to 69,777 shares of common stock subject to possible conversion	162,892	16	1,189,584	-	1,189,600
Net income for the period	-	-	-	129,117	129,117
Accretion of trust account relating to common stock subject to possible conversion	-	-	(370,478)	-	(370,478)
Balance at December 31, 2008	9,247,010	$925	$50,853,670	$205,737	$51,060,332

See notes to financial statements

TREMISIS ENERGY ACQUISITION CORPORATION II
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM JULY 3, 2007 (inception) TO DECEMBER 31, 2008

	For the year	From inception	From inception
	ended	(July 3, 2007) to	(July 3, 2007) to
	December 31, 2008	December 31, 2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$129,117	$76,620	$205,737
Items in net income not using cash
Depreciation	470	-	470
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) / decrease in interest receivable	137,891	(152,990)	(15,099)
Increase in income tax receivable	(157,500)	-	(157,500)
(Increase) / decrease in prepaid expenses	27,837	(90,786)	(62,949)
Increase in accrued expenses	100,885	7,763	108,648
Increase / (decrease) in income and franchise taxes payable	(51,054)	51,054	-
Net cash (used in) provided by operating activities	187,646	(108,339)	79,307

CASH FLOW FROM INVESTING ACTIVITIES
Cash equivalents held in trust	(2,057,972)	(75,595,000)	(77,652,972)
Purchase of net fixed asset	(4,025)	-	(4,025)
Net cash used in investing activities	(2,061,997)	(75,595,000)	(77,656,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares of common stock to initial stockholders	-	25,000	25,000
Net proceeds from issuance of shares of common stock through public offering	1,264,054	50,459,235	51,723,289
Proceeds from issuance of insider warrants to initial stockholders	-	2,650,000	2,650,000
Portion of proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	541,480	22,670,940	23,212,420
Registration costs paid	(12,880)	-	(12,880)
Proceeds from notes payable, stockholders	-	157,990	157,990
Repayment of notes payable, stockholders	-	(157,990)	(157,990)
Net cash provided by financing activities	1,792,654	75,805,175	77,597,829

NET INCREASE (DECREASE) IN CASH	(81,697)	101,836	20,139

Cash at beginning of period	101,836	-	-
Cash at end of period	$20,139	$101,836	$20,139

Supplemental disclosure of non-cash financing activities
Deferred underwriting fee	$74,454	$3,040,000	$3,114,454
Accrued registration costs	-	12,880	12,880
Accretion of trust account relating to common stock subject to possible conversion	370,478	45,882	416,360
Income taxes paid	236,000	-	236,000

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

At December 31, 2008, the Company had not yet commenced any operations.  All activity from July 3, 2007 (date of inception) to December 31, 2008 relates to the Company’s formation and the public offering described below.

The registration statement for the Company's initial public offering ("Offering") was declared effective December 6, 2007.  The Company consummated the Offering on December 12, 2007 and the over-allotment on January 24, 2008 and received net proceeds of approximately $77,861,352.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and over-allotment, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”).  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  Upon the closing of the Offering and the over-allotment of January 24, 2008 an aggregate of $77,400,511 including the $2,650,000 proceeds of the Private Placement described in Note 3 and the $3,114,454 of deferred underwriters’ discount described in Note 3, was placed in a trust account ("Trust Account") which is to be invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company.  The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors and service providers (which would include any third parties engaged to assist the Company in any way in connection with the search for a target business) and prospective target businesses execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee they will execute such agreements.  Nor is there any guarantee that, even if such entities execute such agreements with the Company, they will not seek recourse against the trust account or that a court would not conclude that such agreements are not legally enforceable.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)

Notes to Financial Statements

The Company's Chairman of the Board and Co-Chief Executive Officer and his affiliate have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced for the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company.  However, there can be no assurance that they will be able to satisfy those obligations.  Furthermore, they will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business).  Additionally, in the case of a prospective target business that did not execute a waiver, such liability will only be in an amount necessary to ensure that public stockholders receive no less than $7.77 per share upon liquidation. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Additionally, up to an aggregate of $1,200,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional amounts may be released as necessary to satisfy tax obligations.  As of December 31, 2008, an amount of $1,120,787 has been released for such purposes.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholders' approval.  Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their share into a pro-rata distribution from the Trust Account (the "Conversion Right").  The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering.  As a result of the Conversion Right, $23,212,420 (representing 29.99% of net proceeds of the public offering) plus accretion of $416,360 (representing 29.99% of interest earned on the trust account) aggregating $23,628,780 has been classified as common stock, subject to possible conversion on the accompanying balance sheet as of December 31, 2008.  The Initial Stockholders have agreed to vote their 2,433,168 founding shares (after forfeiture of 298,082 shares disclosed in Note 3) of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders ("Public Stockholders") with respect to a Business Combination.

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

Deferred Acquisition Costs - Through December 31, 2008, costs related to proposed acquisitions were capitalized and in the event the acquisition does not occur, the costs are expensed. (See New Accounting Pronouncements below).

Concentration of Credit Risk- The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits.  The Company has not experienced any losses on this account. At December 31, 2008 the Company held approximately $77.7 million in a mutual fund that invests primarily in U.S. Treasuries. The mutual fund is part of a family of funds ultimately controlled by a large financial institution, in which the Company does not believe any liquidity risk exists. On January 7, 2009 the Company moved the funds to a mutual fund focused on investing in Dreyfus Tax Exempt Cash Management (Institutional Shares), controlled by the same financial institution.

Income Taxes- Deferred income tax assets and liabilities are computed for differences between the financial statements and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.  As of December 31, 2008 and 2007, there were no temporary differences and therefore no deferred tax has been recorded.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Net Income Per Share- Basic net income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period.  Calculation of the weighted average common shares outstanding during the period is based on 2,731,250 initial shares outstanding throughout the period from July 3, 2007 (inception) to December 31, 2008, less 298,082 initial shares cancelled by the Company on January 24, 2008 (retroactively restated for this calculation to July 3, 2007), 6,650,950 common shares (excluding 2,849,050 shares subject to possible conversion) issued at the completion of the Offering on December 12, 2007 and 162,892 shares (excluding 69,777 shares subject to possible conversion) from the January 24, 2008 over-allotment option exercised.  Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 2,918,827 common shares subject to possible conversion.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The shares issuable upon exercise of the Warrants have been excluded from the calculation of diluted net income per share since the Warrants are exercisable commencing the later of one year or the completion of a Business Combination and this contingency has not been resolved.

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

Fair Value Measurements- On January  1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” related to the valuation and reporting of the Company’s financial assets and liabilities.  The adoption of the SFAS No. 157 did not have a material impact on the Company’s financial assets and liabilities or its financial results.  SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company holds. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Valuation based on quoted prices in markets that are not active for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to  the fair value measurement in its entirety.  Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  The Company uses prices and inputs that are current as of the measurement date.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)

Notes to Financial Statements

Effective January 1, 2008, the Company implemented SFAS Statement No. 157, which did not have an impact on the Company's financial results.

The following table presents certain of the Company's assets that are measured at fair value as of December 31, 2008.

Description	Quoted Prices in Active Markets (Level 2)
Cash equivalents held in trust account	$77,652,972

In accordance with provisions of  FSP No FAS 157-2 Effective Date of FASB Statement No 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities until January 1, 2009 and is evaluating the impact, if any, this standard will have on its financial statements.

New Accounting Pronouncements- In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed  arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141(R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)

Notes to Financial Statements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will require the Company to adopt these provisions beginning in fiscal 2009 and thereafter.  The Company does not expect the adoption of SFAS 161 to have a material impact on its financial condition or results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per share.” This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data). The Company does not expect adoption of this Staff Position to have a material impact on its results of operations or financial position.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

NOTE 4 - Equipment

During the year ended December 31, 2008, the Company purchased computer equipment at a cost of $4,025, and the computer equipment is depreciated on a straight line basis over five years.

NOTE 5 - Acquisition Costs

Through September 30, 2008 the Company deferred costs of approximately $473,000 related to a potential acquisition. During the fourth quarter of 2008, the Company determined it was unlikely to consummate the acquisition and expensed the deferred costs.

NOTE 6 - Income and Franchise Taxes

The provision for income and franchise taxes consist of the following:

	For the	From inception	From inception
	Year ended	(July 3, 2007)	(July 3, 2007) to
	December 31, 2008	December 31, 2007	December 31, 2008
Federal income tax - current	$53,500	$25,000	$78,500
Delaware franchise taxes	$57,500	$26,054	$83,554

No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state.  The Company is incorporated in Delaware and accordingly is subject to franchise taxes.

NOTE 7 - Commitments

The Company presently occupies office space provided by an affiliate of the Initial Stockholders.  Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time, at an approximate monthly rate of $2,100 commencing in May 2008.  The current arrangement is month to month. For the year ended December 31, 2008 an amount of  $21,186 has been incurred for rent and office support services.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)

Notes to Financial Statements

Pursuant to a letter of agreements which the Initial Stockholders entered into with the Company and the underwriters, the Initial Stockholders will waive their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

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

NOTE 8 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  There are no shares of preferred stock issued or outstanding.

The agreement with the underwriters  prohibit the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

Tremisis Energy Acquisition Corporation II
(a Corporation in the Development Stage)

Notes to Financial Statements

NOTE 9 - Subsequent Events

On March 13, 2009, the Company entered into an agreement (“Agreement”) with the Company’s stockholders prior to its initial public offering (“Initial Stockholders”) and SoftForum Co., Ltd. and Mr. Sang-Chul Kim (collectively, the “Investors”).  Pursuant to the Agreement, the Initial Stockholders have the option to sell to the Investors, and the Investors have the option to purchase from the Initial Stockholders, the Insider Warrants upon the earliest of (i) the Company's consummation of a Business Combination, (ii) the Company's liquidation of its trust account and (iii) December 31, 2009. The purchase price for the Insider Warrants is $2,100,000. The Initial Stockholders originally paid $2,650,000 for the Insider Warrants.

Pursuant to the Agreement and as part of the same transaction, the Initial Stockholders also agreed to transfer an aggregate of 2,333,168 shares of the Company’s common stock to the Investors, for no additional consideration, upon consummation of a Business Combination. The Initial Stockholders will continue to hold an aggregate of 100,000 shares of the Company’s common stock following the transfer. If transferred, such shares will remain in the Trust Account until one year after consummation of such Business Combination in accordance with the terms of the escrow agreement that was entered into by the Initial Stockholders in connection with the Offering. Additionally, the Investors will be granted the same registration rights that the Initial Stockholders were granted with respect to the Insider Warrants and shares they may receive as a result of the transactions.

In connection with the Offering, Messrs. Lawrence Coben, the Company's founding chief eexecutive officer and Ronald D. Ormand, the Company’s current co-chief executive officer and member of the Board, had personally agreed that if the Company liquidated prior to the consummation of a Business Combination, they would be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company in excess of the net proceeds of the Offering not held in the trust account or previously released to the Company. Additionally, if the Company is forced to liquidate and does not have sufficient funds to pay the cost of liquidation, Messrs. Coben and Ormand had agreed to advance the Company the funds necessary to complete such liquidation and agreed not to seek repayment for such expenses. As part of the above-referenced resignations and appointments, Mr. Kim and SoftForum Co., Ltd. have agreed to be responsible for such obligations and Messrs. Coben and Ormand have been released from such obligations.

In connection with and pursuant to the Agreement, the Company appointed new members to the Board of Directors and elected new members to the Company’s audit and nominating committees.

New lease agreement

In March 2009, the Company entered into a lease agreement with SoftForum Co., Ltd. for office use. The lease term is two years and the monthly rent is $5,500 per month.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2009.

TREMISIS ENERGY ACQUISITION CORPORATION II

By:	/s/ Ronald D. Ormand
Ronald D. Ormand
Co-Chief Executive Officer (Principal Executive Officer)

/s/ Sang-Chul Kim
Sang-Chul Kim
Chairman of the Board and Co-Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sang-Chul Kim	Chairman of the Board and Co-Chief Executive Officer	March 30, 2009
Sang-Chul Kim	(Principal Executive Officer)

/s/ Ronald D. Ormand	Co-Chief Executive Officer, Chief Financial Officer and Director	March 30, 2009
Ronald D. Ormand	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Yeon-su Kim	Secretary	March 30, 2009
Yeon-Su Kim

/s/ Jhong Won Kim	Director	March 30, 2009
Jhong Won Kim

/s/ Seung Jung Ro	Director	March 30, 2009
Seung Jung Ro

/s/ David Jin Yoo	Director	March 30, 2009
David Jin Yoo