Form 10-Q
period 2009-03-31
Tremisis Energy Acquisition CORP II
filed 2009-05-15
CIK 1408193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 001-33814

Tremisis Energy Acquisition Corporation II
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	26-0971890
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

545-7 Dogok-Dong SoftForum B/D, 7th Floor Gangnam-Gu, Seoul, South Korea 135-270
(Address of Principal Executive Office)

(82)(2) 575-0466
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

As of May 10, 2009, 12,165,837 shares of common stock, par value $.0001 per share, were issued and outstanding.

Tremisis Energy Acquisition Corporation II

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Condensed Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008

ASSETS

Cash	$307,983	$20,139
Cash equivalents held in trust	77,241,271	77,652,972
Interest receivable on cash equivalents held in trust	-	15,099
Income tax receivable	157,500	157,500
Prepaid expenses	45,699	62,949

Total current assets	77,752,453	77,908,659

Equipment, net	3,555	3,555

Total assets	$77,756,008	$77,912,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses	$91,496	$108,648
Income and franchise taxes payable	18,000	-
Deferred underwriting fee	3,114,454	3,114,454

Total current liabilities	3,223,950	3,223,102

Common stock subject to possible conversion (2,918,827 and 2,918,827 shares at conversion value, respectively)	23,655,111	23,628,780

Commitments

Stockholders’ equity
Common stock, $.0001 par value per share, authorized 35,000,000 shares, issued and outstanding 9,247,010 and 9,247,010 (excluding 2,918,827 and 2,918,827 shares subject to conversion, respectively)	925	925
Additional paid-in capital	50,827,339	50,853,670
Retained earnings	48,683	205,737

Total stockholders’ equity	50,876,947	51,060,332

Total liabilities and stockholders’ equity	$77,756,008	$77,912,214

See notes to unaudited condensed financial statements.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	Three Months Ended March 31,		Period From July 3, 2007 (Inception) to March 31,
	2009	2008	2009

Interest income	$87,800	$496,443	$1,476,125

General and administrative expenses	244,854	193,397	1,348,942

Income before provision for income taxes	(157,054)	303,046	127,183

Provision for income taxes	-	108,000	78,500

Net income (loss) for the period	(157,054)	195,046	48,683

Accretion of trust accounting relating to common stock subject to possible conversion	(26,331)	(149,883)	(442,691)

Net income (loss) attributable to common stockholders	$(183,385)	$45,163	$(394,008)

Weighted average number of shares outstanding
Basic and diluted	9,247,010	9,205,839	7,505,871
Net income (loss) per share – basic and diluted	$(0.02)	$0.00	$(0.05)

Number of shares outstanding subject to possible conversion – basic and diluted	2,918,827	2,918,827	2,918,827
Net income per share subject to possible conversion – basic and diluted	$0.01	$0.05	$0.15

See notes to unaudited condensed financial statements.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	Three Months Ended March 31,		Period From July 3, 2007 (Inception) to March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(157,054)	$195,046	$48,683
Depreciation	-	-	470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest receivable	15,099	33,047	-
Income tax receivable	-	-	(157,500)
Prepaid expenses	17,250	42,248	(45,699)
Accrued expenses	(17,152)	105,296	91,496
Income and franchise taxes payable	18,000	75,946	18,000

Net cash provided by (used in) operating activities	(123,857)	451,583	(44,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash equivalents held in trust	411,701	(2,335,024)	(77,241,271)
Purchase of equipment	-	-	(4,025)

Net cash provided by (used in) investing activities	411,701	(2,335,024)	(77,245,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock to initial stockholders	-	-	25,000
Net proceeds from issuance of shares of common stock through public offering	-	1,264,054	51,723,289
Proceeds from issuance of insider warrants to initial stockholders	-	-	2,650,000
Portion of proceeds from sale of units through public offerings allocable to shares of common stock subject to possible conversion	-	541,480	23,212,420
Registration costs paid	-	(12,880)	(12,880)
Proceeds from notes payable, stockholders	-	-	157,990
Repayment of notes payable, stockholders	-	-	(157,990)

Net cash provided by financing activities	-	1,792,654	77,597,829

Net increase (decrease) in cash	287,844	(90,787)	307,983

Cash at beginning of period	20,139	101,836	-

Cash at end of period	$307,983	$11,049	$307,983

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$24,000	$236,000

Supplemental disclosures of non-cash financing activities:
Deferred underwriting fee	$-	$74,454	$3,114,454
Accrued registration fee	$-		$12,880
Accretion of trust accounting relating to common stock subject to possible conversion	$26,331	$149,883	$442,691

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

At March 31, 2009, the Company had not yet commenced any operations.  All activity from July 3, 2007 (date of inception) to March 31, 2009 relates to the Company’s formation, the public offering described below and searching for a target business with which to complete a Business Combination.

The registration statement for the Company's initial public offering ("Offering") was declared effective December 6, 2007.  The Company consummated the Offering on December 12, 2007 and the over-allotment on January 24, 2008 and received net proceeds of approximately $77,861,352.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering and over-allotment, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”).  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  Upon the closing of the Offering and the over-allotment of January 24, 2008 an aggregate of $77,400,511, including the $2,650,000 proceeds of the Private Placement described in Note 5 and the $3,114,454 of deferred underwriters discount described in Note 3, was placed in a trust account ("Trust Account") which is to be invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company.  The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors and service providers (which would include any third parties engaged to assist the Company in any way in connection with the search for a target business) and prospective target businesses execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee they will execute such agreements.  Nor is there any guarantee that, even if such entities execute such agreements with the Company, they will not seek recourse against the trust account or that a court would not conclude that such agreements are not legally enforceable.

The Company's Chairman of the Board and one of his affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced for the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company.  However, there can be no assurance that they will be able to satisfy those obligations.  Furthermore, they will not have any liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business).  The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Additionally, up to an aggregate of $1,200,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional amounts may be released as necessary to satisfy tax obligations.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

NOTE 1 - Organization and Business Operations (continued)

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholders' approval.  Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their share into a pro-rata distribution from the Trust Account (the "Conversion Right").  The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering.  As a result of the Conversion Right, $23,212,420 (representing 29.99% of net proceeds of the public offering) plus accretion of $442,691 (representing 29.99% of interest earned on the trust account) aggregating $23,655,111 has been classified as common stock, subject to possible conversion on the accompanying balance sheet as of March 31, 2009.  The Company’s stockholders prior to the Offering (“Initial Stockholders”) have agreed to vote their 2,433,168 founding shares (after forfeiture of 298,082 shares disclosed in Note3) of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders ("Public Stockholders") with respect to a Business Combination.

In the event that a majority of the outstanding shares of common stock voted by the Public Stockholders vote for the approval of a Business Combination and holders owning 30% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence until December 6, 2009 (24 months from the Effective Date of the Offering).  If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering).

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements - The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (July 3, 2007) to December 31, 2008 included in the Company's Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position, results of operations and cash flows.  The operating results for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

NOTE 2 - Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk - The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits.  The Company has not experienced any losses on this account.

Income Taxes - Deferred income tax assets and liabilities are computed for differences between the financial statements and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.  Deferred income taxes are not material to the Company's financial position and results of operations.

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

Net Income Per Share - Basic net income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period.  Calculation of the weighted average common shares outstanding during the period is based on 2,731,250 initial shares outstanding throughout the period from July 3, 2007 (inception) to March 31, 2009, less 298,082 initial shares cancelled by the Company on January 24, 2008 (retroactively restated for this calculation to July 3, 2007), 6,650,950 common shares (excluding 2,849,050 shares subject to possible conversion) issued at the completion of the Offering on December 12, 2007 and 162,892 shares (excluding 69,777 shares subject to possible conversion) from the January 24, 2008 over-allotment option exercised.  Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 2,918,827 common shares subject to possible conversion.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The shares issuable upon exercise of the Warrants have been excluded from the calculation of diluted net income per share since the Warrants are exercisable commencing the later of one year or the completion of a Business Combination and this contingency has not been resolved.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value Measurements - The carrying value of cash, cash equivalents held in trust, interest receivable, prepaid expenses, deferred underwriting fee, and accrued expenses approximate the fair values of these instruments due to their short-term nature.

The Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities in the first quarter of fiscal 2008, which did not have a material impact on the Company’s interim unaudited condensed consolidated financial statements. The Company adopted SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis in the first quarter of fiscal 2009, and such adoption did not have a material impact on the Company’s interim unaudited condensed consolidated financial statements.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

NOTE 2 - Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements - In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 became effective November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on the Company’s interim unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 - Public Offering

In December 2007, the Company completed its Offering in which it sold to the public 9,500,000 units (“Units”), at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing six months after the completion of a Business Combination and expiring December 5, 2012. The Company may redeem the Warrants, at a price of $.01 per Warrant upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $12.00 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

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

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

NOTE 4 - Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended March 31,		Period From July 3, 2007 (Inception) to March 31,
	2009	2008	2009

Federal income tax – current	$-	$108,000	$78,500

Delaware franchise taxes	$18,500	$18,000	$102,054

No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state.  The Company is incorporated in Delaware and accordingly is subject to franchise taxes.

NOTE 5 - Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chairman of the Board.  Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time, at $5,500 per month commencing in March 2009.  For the three months ended March 31, 2009, an amount of $6,342 has been incurred for rent and office support services.

Pursuant to letter of agreements which the Initial Stockholders entered into with the Company and the underwriters, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Company’s Initial Stockholders purchased a total of 2,650,000 Warrants (“Insider Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $2,650,000) privately from the Company.  These purchases took place simultaneously with the consummation of the Offering.  All of the proceeds received from this purchase were placed in the Trust Account.  The Insider Warrants are identical to the Warrants underlying the Units sold in the Offering except that the Warrants may not be called for redemption and the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates.  Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them, except for estate planning purposes, until after the Company has completed a Business Combination.

On March 13, 2009, the Company entered into an agreement (“Agreement”) with the Initial Stockholders and SoftForum Co., Ltd. and Sang-Chul Kim (collectively, the “Investors”).  Pursuant to the Agreement, the Initial Stockholders have the option to sell to the Investors, and the Investors have the option to purchase from the Initial Stockholders, the Insider Warrants upon the earliest of (i) the Company's consummation of a Business Combination, (ii) the Company's liquidation of its trust account and (iii) December 31, 2009. The purchase price for the Insider Warrants is $2,100,000.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

NOTE 5 – Commitments (continued)

Pursuant to the Agreement and as part of the same transaction, the Initial Stockholders also agreed to transfer an aggregate of 2,333,168 shares of the Company’s common stock to the Investors, for no additional consideration, upon consummation of a Business Combination. The Initial Stockholders will continue to hold an aggregate of 100,000 shares of the Company’s common stock following the transfer. If transferred, such shares will remain in the Trust Account until one year after consummation of such Business Combination in accordance with the terms of the escrow agreement that was entered into by the Initial Stockholders in connection with the Offering.  Additionally, the Investors will be granted the same registration rights that the Initial Stockholders were granted described in the following paragraph with respect to the Insider Warrants and shares they may receive as a result of the transactions.

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

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

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

Results of Operations

For the three months ended March 31, 2009, we had net loss of $157,054 derived from $87,800 of interest income from trust account investment and $244,854 in general and administrative expenses.  For the three months ended March 31, 2008, we had net income of $195,046 derived from $496,443 of interest income from trust account investment and $175,415 in general and administrative expenses and income tax provision of $108,000.

Financial Condition and Liquidity

We consummated our initial public offering of 9,500,000 units on December 12, 2007. Gross proceeds from our initial public offering were $76,000,000. We paid a total of $2,280,000 in underwriting discounts and commissions and incurred $602,705 for costs and expenses related to the offering. An additional $3,040,000 of underwriting discounts and commissions has been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $2,650,000 from the private sale of warrants (the “Sponsor’s Warrants”), from the offering were $75,767,295, of which $75,595,000 was deposited into the trust account. On January 24, 2008, we consummated the closing of the sale of 232,669 additional units which were sold subject to the underwriters' over-allotment option.  The 9,732,669 units sold in the initial public offering, including the 232,669 units sold subject to the over-allotment option, were sold at an offering price of $8.00 per unit, generating total gross proceeds of $77,861,352.  Of the gross proceeds of the offering and the private placement of warrants, $77,400,511 (or approximately $7.95 per share) was placed in the trust account. The net proceeds deposited into the trust fund remain on deposit in the trust fund and earned $1,476,125 in interest through March 31, 2009.  We intend to use substantially all of the net proceeds of this offering to effect a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 6, 2009, assuming that a business combination is not consummated during that time.

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

In March 2009, we entered into a lease agreement with SoftForum Co., Ltd., an affiliate of our Chairman of the Board, for office use. The lease term is two years and the monthly rent is $5,500 per month.

ITEM 3.  QUANTIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our Chief Executive and Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive and Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls are effective in providing him with timely material information relating to us required to be disclosed in reports we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2009.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On May 14, 2009, our Audit Committee (“Committee”) approved the engagement of BDO Daejoo, LLP (South Korea) (“BDO Daejoo”) as the principal accountant to audit our financial statements.  BDO Daejoo is a member firm of BDO International and BDO Seidman LLP (“BDO Seidman”), our previous accountant, was also a member firm of BDO International.

BDO Seidman’s report on the financial statements for the year ended December 31, 2008 and for the period from July 3, 2007 (inception) to December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles except with respect to our ability to continue as a going concern.

During the two most recent fiscal years and through the date of this report, there were no disagreements with BDO Seidman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, would have caused BDO Seidman to make reference to the subject matter of the disagreements in connection with its report.

During the two most recent fiscal years and through the date of this report, there were no “reportable events” (as described in paragraph 304(a)(1)(v) of Regulation S-K).

We have requested that BDO Seidman furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements in this Item 5.  A copy of the letter to be furnished by BDO Seidman in response to that request will be filed as soon as it is received.

During the two most recent fiscal years and the interim period preceding the engagement of BDO Daejoo, we did not consult BDO Daejoo regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that BDO Daejoo concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a “reportable event” (as described in paragraph 304(a)(1)(v) of Regulation S-K).

ITEM 6:  EXHIBITS

(a)	Exhibits:

16.1 – Letter from BDO Seidmen, LLP regarding changes in certifying accountant*

31.1 – Section 302 Certification by CEO

31.2 – Section 906 Certification by CFO

32.1 – Section 302 Certification by CEO

32.2 – Section 906 Certification by CFO

*	To be filed by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMISIS ENERGY ACQUISITION CORPORATION II

Dated: May 15, 2009
/s/ Sang-Chul Kim
Sang-Chul Kim
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Yeon-su Kim
Yeon-su Kim
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)