Form 10-Q/A
period 2009-03-31
Tremisis Energy Acquisition CORP II
filed 2009-08-12
CIK 1408193

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

As of August 12, 2009, 12,165,837 shares of common stock, par value $.0001 per share, were issued and outstanding.

Explanatory Note

This amendment is being filed solely to include an exhibit that was not previously filed.

ITEM 6:  EXHIBITS

(a)	Exhibits:

16.1 – Letter from BDO Seidmen, LLP regarding changes in certifying accountant

31.1 – Section 302 Certification by CEO

31.2 – Section 906 Certification by CFO

32.1 – Section 302 Certification by CEO

32.2 – Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMISIS ENERGY ACQUISITION CORPORATION II

Dated: August 12, 2009
/s/ Sang-Chul Kim
Sang-Chul Kim
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Yeon-su Kim
Yeon-su Kim
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)