Form 10-Q
period 2009-06-30
Tremisis Energy Acquisition CORP II
filed 2009-08-17
CIK 1408193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of August 17, 2009, 12,165,837 shares of common stock, par value $.0001 per share, were issued and outstanding.

Tremisis Energy Acquisition Corporation II
Index

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Condensed Balance Sheets

	June 30, 2009 (Unaudited)	December 31, 2008

ASSETS

Cash	$119,941	$20,139
Cash equivalents held in trust	77,416,953	77,652,972
Interest receivable on cash equivalents held in trust	-	15,099
Income tax receivable	157,500	157,500
Prepaid expenses	28,449	62,949

Total current assets	77,722,843	77,908,659

Equipment, net	3,555	3,555

Total assets	$77,726,398	$77,912,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses	$150,171	$108,648
Franchise taxes payable	36,500	-
Deferred underwriting fee	3,114,454	3,114,454

Total current liabilities	3,301,125	3,223,102

Common stock subject to possible conversion (2,918,827 and 2,918,827 shares at conversion value, respectively)	23,693,291	23,628,780

Commitments

Stockholders’ equity
Common stock, $.0001 par value per share, authorized 35,000,000 shares, issued and outstanding 9,247,010 and 9,247,010 (excluding 2,918,827 and 2,918,827 shares subject to conversion, respectively)	925	925
Additional paid-in capital	50,789,158	50,853,670
Retained earnings (accumulated deficit)	(58,102)	205,737

Total stockholders’ equity	50,731,982	51,060,332

Total liabilities and stockholders’ equity	$77,726,398	$77,912,214

See notes to unaudited condensed financial statements.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,		Period From July 3, 2007 (Inception) to June 30, 2009
	2009	2008	2009	2008	(Unaudited)

Interest income	$175,729	$328,516	$263,529	$824,959	$1,651,854

General and administrative expenses	282,514	168,152	527,368	361,549	1,631,456

Income before provision for income taxes	(106,785)	160,364	(263,839)	463,410	20,398

Provision for income taxes	-	50,000	-	158,000	78,500

Net income (loss) for the period	(106,785)	110,364	(263,839)	305,410	(58,102)

Accretion of trust accounting relating to common stock subject to possible conversion	(38,180)	(97,522)	(64,511)	(247,405)	(480,871)

Net income (loss) attributable to common stockholders	$(144,965)	$12,842	$(328,350)	$58,005	$(538,973)

Weighted average number of shares outstanding
Basic and diluted	9,247,010	9,247,010	9,247,010	9,226,425
Net income (loss) per share – basic and diluted	$(0.04)	$0.00	$(0.04)	$0.01

Number of shares outstanding subject to possible conversion – basic and diluted	2,918,827	2,918,827	2,918,827	2,918,827
Net income per share subject to possible conversion – basic and diluted	$0.01	$0.03	$0.02	$0.08

See notes to unaudited condensed financial statements.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Period From July 3, 2007 (Inception) to June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(263,839)	$305,410	$(58,102)
Depreciation	-	-	470
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest receivable	15,099	45,654	-
Income tax receivable	-	-	(157,500)
Prepaid expenses	34,500	59,498	(28,449)
Accrued expenses	41,523	30,443	150,171
Income and franchise taxes payable	36,500	121,419	36,500

Net cash provided by (used in) operating activities	(136,217)	562,424	(56,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash equivalents held in trust	236,019	(2,355,805)	(77,416,953)
Purchase of equipment	-	(4,025)	(4,025)

Net cash provided by (used in) investing activities	236,019	(2,359,830)	(77,420,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock to initial stockholders	-	-	25,000
Net proceeds from issuance of common stock through public offering	-	1,264,054	51,723,289
Proceeds from issuance of insider warrants to initial stockholders	-	-	2,650,000
Portion of proceeds from sale of units through public offerings allocable to shares of common stock subject to possible conversion	-	541,480	23,212,420
Registration costs paid	-	(12,880)	(12,880)
Proceeds from notes payable, stockholders	-	-	157,990
Repayment of notes payable, stockholders	-	-	(157,990)

Net cash provided by financing activities	-	1,792,654	77,597,829

Net increase (decrease) in cash	99,802	(4,752)	119,941
Cash at beginning of period	20,139	101,836	-
Cash at end of period	$119,941	97,084	$119,941

Supplemental disclosures of cash flow information:
Interest paid	$-	-	$-
Income taxes paid	$-	36,000	$236,000

Supplemental disclosures of non-cash financing activities:
Deferred underwriting fee	$-	74,454	$3,114,454
Accrued registration fee	$-	12,880	$12,880
Accretion of trust accounting - common stock subject to possible conversion	$64,511	247,405	$480,871
Accrued acquisition fee	$-	157,977	$157,977

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

At June 30, 2009, the Company had not yet commenced any operations.  All activity from July 3, 2007 (date of inception) to June 30, 2009 relates to the Company’s formation, the public offering described below and searching for a target business with which to complete a Business Combination.

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

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage )

Notes to Unaudited Condensed Financial Statements

NOTE 1 - Organization and Business Operations (continued)

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholders' approval.  Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their share into a pro-rata distribution from the Trust Account (the "Conversion Right").  The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering.  As a result of the Conversion Right, $23,212,420 (representing 29.99% of net proceeds of the public offering) plus accretion of $480,871 (representing 29.99% of interest earned on the trust account) aggregating $23,693,291 has been classified as common stock, subject to possible conversion on the accompanying balance sheet as of June 30, 2009.  The Company’s stockholders prior to the Offering (“Initial Stockholders”) have agreed to vote their 2,433,168 founding shares (after forfeiture of 298,082 shares disclosed in Note 3) of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders ("Public Stockholders") with respect to a Business Combination.

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

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements - The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (July 3, 2007) to December 31, 2008 included in the Company's Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position, results of operations and cash flows.  The operating results for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Net Income Per Share - Basic net income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period.  Calculation of the weighted average common shares outstanding during the period is based on 2,731,250 initial shares outstanding throughout the period from July 3, 2007 (inception) to June 30, 2009, less 298,082 initial shares cancelled by the Company on January 24, 2008 (retroactively restated for this calculation to July 3, 2007), 6,650,950 common shares (excluding 2,849,050 shares subject to possible conversion) issued at the completion of the Offering on December 12, 2007 and 162,892 shares (excluding 69,777 shares subject to possible conversion) from the January 24, 2008 over-allotment option exercised.  Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 2,918,827 common shares subject to possible conversion.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The shares issuable upon exercise of the Warrants have been excluded from the calculation of diluted net income per share since the Warrants are exercisable commencing the later of one year or the completion of a Business Combination and this contingency has not been resolved.

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

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage )

Notes to Unaudited Condensed Financial Statements

NOTE 4 - Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Period From July 3, 2007 (Inception) to
	2009	2008	2009	2008	June 30, 2009

Federal income tax – current	$-	$50,000	$-	$158,000	$78,500

Delaware franchise taxes	$18,500	$18,000	$37,000	$36,000	$120,554

No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state.  The Company is incorporated in Delaware and accordingly is subject to franchise taxes.

NOTE 5 - Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chairman of the Board.  Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time, at $5,500 per month commencing in March 2009.  For the three months and six months ended June 30, 2009, an amount of $16,500 and $22,842, respectively, has been incurred for rent and office support services.

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

NOTE 7 – Subsequent Events (Entry into a Material Definitive Agreement)

On July 30, 2009, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Asiana IDT Inc. (“Asiana IDT”) and Asiana Airlines, Inc. (“Asiana Airlines”) providing for the purchase by the Company from Asiana Airlines of all of the outstanding capital stock of Asiana IDT. Pursuant to the Purchase Agreement, at the closing, the Company will pay Asiana Airlines US$63,076,925 and issue to it 9,832,670 shares of the Company’s common stock.  Upon completion of the transaction, the Company will be the sole owner of Asiana IDT and will be renamed Asiana IDT Holdings, Inc.  Asiana IDT, Inc, a leading information technology (IT) service provider which offers total IT solutions and services in consulting, system integration (SI), network integration (NI), IT outsourcing and legacy migration (LM), largely for the Korean market.

The acquisition is expected to be consummated in the last quarter of 2009, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions, as discussed in the Purchase Agreement

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Recent Developments

On July 30, 2009, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with Asiana IDT Inc. (“Asiana IDT”) and Asiana Airlines, Inc. (“Asiana Airlines”) providing for the purchase by us from Asiana Airlines of all of the outstanding capital stock of Asiana IDT. Pursuant to the Purchase Agreement, at the closing, we will pay Asiana Airlines US$63,076,925 and issue to it 9,832,670 shares of common stock.  Upon completion of the transaction, we will be the sole owner of Asiana IDT and we will be renamed Asiana IDT Holdings, Inc.  Asiana IDT, Inc, a leading information technology (IT) service provider which offers total IT solutions and services in consulting, system integration (SI), network integration (NI), IT outsourcing and legacy migration (LM), largely for the Korean market.

The acquisition is expected to be consummated in the last quarter of 2009, after the required approval by our stockholders and the fulfillment of certain other conditions, as discussed in the Purchase Agreement.

Results of Operations

For the three months ended June 30, 2009, we had net loss of $106,785 derived from $175,729 of interest income from trust account investment and $282,514 in general and administrative expenses.  For the three months ended June 30, 2008, we had net income of $110,364 derived from $328,516 of interest income from trust account investment and $168,152 in general and administrative expenses and income tax provision of $50,000.

For the six months ended June 30, 2009, we had net loss of $263,839 derived from $263,529 of interest income from trust account investment and $527,368 in general and administrative expenses.  For the six months ended June 30, 2008, we had net income of $305,410 derived from $824,959 of interest income from trust account investment and off-set by $361,549 in general and administrative expenses and income tax provision of $158,000.

Financial Condition and Liquidity

We consummated our initial public offering of 9,500,000 units on December 12, 2007. Gross proceeds from our initial public offering were $76,000,000. We paid a total of $2,280,000 in underwriting discounts and commissions and incurred $602,705 for costs and expenses related to the offering. An additional $3,040,000 of underwriting discounts and commissions has been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $2,650,000 from the private sale of warrants (the “Sponsor’s Warrants”), from the offering were $75,767,295, of which $75,595,000 was deposited into the trust account. On January 24, 2008, we consummated the closing of the sale of 232,669 additional units which were sold subject to the underwriters' over-allotment option.  The 9,732,669 units sold in the initial public offering, including the 232,669 units sold subject to the over-allotment option, were sold at an offering price of $8.00 per unit, generating total gross proceeds of $77,861,352.  Of the gross proceeds of the offering and the private placement of warrants, $77,400,511 (or approximately $7.95 per share) was placed in the trust account. The net proceeds deposited into the trust fund remain on deposit in the trust fund and earned $1,651,854 in interest through June 30, 2009.  We intend to use substantially all of the net proceeds of this offering to effect a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 6, 2009, assuming that a business combination is not consummated during that time.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company ’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2009 .

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2007, we closed our initial public offering of 9,500,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share. On January 24, 2008, we consummated the closing of an additional 232,669 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allot m ent option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $77,861,352. Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as representative of the underwriters. The securities sold in the offering were register e d under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-145625). The Securities and Exchange Commission declared the registration statement effective on December 6, 2007.

We paid a total of $2,335,841 in underwriting discounts and commissions and incurred $602,705 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering   and the private sale of sponsors ’ warrants were $77,572,806, of which $77,400,511 ($75,595,000 on December 12, 2007 and $1,805,511 on January 24, 2008) was deposited into the trust account. The remaining proceeds became available to be used to provide for   business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 1 0-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

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

Dated: August 17, 2009
/s/ Sang-Chul Kim
Sang-Chul Kim
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Yeon-su Kim
Yeon-su Kim
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)