Form 10-K/A
period 2008-12-31
Tremisis Energy Acquisition CORP II
filed 2009-11-12
CIK 1408193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K/A

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Tremisis Energy Acquisition Corporation II (“Company”) for the fiscal year ended December 31, 2008  is being filed to reflect the changes to the following items in response to a comment letter received by the Company from the Securities and Exchange Commission:

Item 10 – Directors, Executive Officers and Corporate Governance

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Sang-Chul Kim	55	Chairman of the Board and Chief Executive Officer
Ronald D. Ormand	50	Director
Jhong Won Kim	65	Director
Seung Jung Ro	44	Director
David Jin Yoo	35	Director
Yeon-su Kim	25	Secretary

Sang-Chul Kim has served as our chairman and co-chief executive officer since March 2009 and has served as our sole chief executive officer since April 2009. He has also served as the chief executive officer of Dawin Technology, Inc., an ASIC/SoC design and services company that has a strategic partnership with Samsung Electronics Co., Ltd. since May 2008. Mr. Kim has also served as the chairman of the boards of directors of both SF Investment Co., Ltd., an investment company and SoftForum Co., Ltd., a web and desktop security software company and systems producer, since June 2005. From June 2004 to May 2005, he was the chairman of the boards of directors of WIZIT Co., Ltd., a metering hardware, semiconductor and LCD components manufacturer, and DureCom Co., Ltd., a plastic molding/injection manufacturer, the latter of which merged with SoftForum Co., Ltd. in 2005. Mr. Kim served as the president and chief executive officer of Kumho Metertech, Inc., which he founded, from February 1997 to January 2004. In June 2008, Mr. Kim was elected as the vice chairman of the Korea CEO Association (KCEOA). Mr. Kim received his Bachelor of Arts in Political Science from Dankook University.

Ronald D. Ormand has served as a member of our board of directors since September 2007, as our chief financial officer from November 2007 to April 2009 and as our co-chief executive officer from March 2009 to April 2009. Mr. Ormand has over twenty five years of investment and commercial banking experience in the energy industry. From April 2005 to October 2007, he served as a managing director with West LB, a German-based international bank with over $300 billion in assets, where he covered the energy industry and served as head of the oil and gas investment banking group for the Americas. From 1988 until December 2004, Mr. Ormand was with CIBC World Markets and Oppenheimer & Co., which CIBC acquired in 1997. From 1997 to 2004, Mr. Ormand served as head of CIBC World Markets’ U.S. oil and gas investment banking group. Prior to joining CIBC World Markets in 1988, Mr. Ormand worked in various investment banking positions with Bateman Eichler, Hill Richards Incorporated, and L.F. Rothschild & Co., and as a research analyst covering the exploration and production sector at Rauscher Pierce Refsnes, Inc. Mr. Ormand received a B.A. and an M.B.A. from the University of California at Los Angeles and attended Cambridge University in Cambridge, England where he studied Economics.

Jhong Won Kim has served as a member of our board of directors since March 2009. Since January 2007, Mr. Kim has been retired. Mr. Kim served as a director and the chief financial officer of the Korea Railroad Construction Authority (a rail investment company established by the Korean Government to build, develop and manage railways) from January 2004 until January 2007, where he advised the Finance department on matters including financing, strategy and financial planning, and risk management. From November 2005 until December 2006, Mr. Kim served as a director and a member of the management advisory committee of Korea NICE e-banking Services, Co., Ltd. (a subsidiary of the National Information & Credit Evaluation Inc.), a company that operates and manages ATMs in banks, security and insurance companies, investment trusts and other related financial institutions. From October 2002 to January 2006, Mr. Kim was an executive director of the Friendship Society of the Ministry of Finance and Economy. He also served from January 2001 to January 2002, as vice president of Yushin Corporation, a civil infrastructure company, and from January 2000 until January 2001, Mr. Kim served on the board of Rotem Co. (now known as Hyundai Rotem, and member of the Hyundai Motor Group). Mr. Kim received his Bachelor of Arts in Economics from Yonsei University and his Master of Arts in Development Economics from Boston University.

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

Yeon-su Kim has served as our secretary since March 2009. Ms. Kim has served as the chief executive officer and a director of Han Wool S&C. Co., Ltd., an investment firm, since April 2008. Since March 2007, Ms. Kim has served as an adviser for SF Investment Co., Ltd. Ms. Kim has also served as head of the foreign business division for WIZIT Co., Ltd., since January 2007. Prior to January 2007, Ms. Kim was a student and earned her Bachelor of Arts from Boston University, School of Management and a Bachelor of Commerce from Auckland University. Ms. Kim is the daughter of Sang-Chul Kim.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class
Bulldog Investors	1,409,560	(2)	11.6%
Brian Taylor	1,185,000	(3)	9.7%
Fortress Investment Group LLC	1,100,000	(4)	9.0%
Citigroup Global Markets Inc.	628,800	(5)	5.2%
Aldebaran Investments LLC	752,101	(6)	6.2%

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class
Drawbridge Special Opportunities Advisors LLC	821,800	(7)	6.8%
Lawrence S. Coben	827,726	(8)	6.8%
Ronald D. Ormand	827,726	(8)	6.8%
Sang-Chul Kim	0	(9)	0%
Soft Forum Co., Ltd.	0	(9)	0%
Jhong Won Kim	0		0%
Seung Jung Ro	0		0%
David Jin Yoo	0		0%
All directors and executive officers as a group (five individuals)	827,726	(10)	6.8%
________________________________
*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is 545-7 Dogok-Dong, SoftForum B/D, 7th Floor, Gangnam-Gu, Seoul, South Korea 135-270.
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

(9)	Does not include 2,333,168 shares of common stock which Mr. Kim and SoftForum Co., Ltd. have the right to acquire upon exercise of an option held by them.

(10)
Does not include 900,000 shares of common stock issuable upon exercise of sponsors’ warrants that are not exercisable and will not become exercisable within 60 days. Also does not include 2,333,168 shares of common stock which Mr. Kim and SoftForum Co., Ltd. have the right to acquire upon exercise of an option held by them.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November 2009.

TREMISIS ENERGY ACQUISITION CORPORATION II

By:	/s/ Sang-Chul Kim
Sang-Chul Kim
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sang-Chul Kim	Chairman of the Board and Co-Chief Executive Officer	November 12, 2009
Sang-Chul Kim	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald D. Ormand	Director	November 12, 2009
Ronald D. Ormand

/s/ Yeon-su Kim	Secretary	November 12, 2009
Yeon-Su Kim

/s/ Jhong Won Kim	Director	November 12, 2009
Jhong Won Kim

/s/ Seung Jung Ro	Director	November 12, 2009
Seung Jung Ro

/s/ David Jin Yoo	Director	November 12, 2009
David Jin Yoo