Form 10-Q
period 2009-09-30
Tremisis Energy Acquisition CORP II
filed 2009-11-16
CIK 1408193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of November 16, 2009, 12,165,837 shares of common stock, par value $.0001 per share, were issued and outstanding.

Tremisis Energy Acquisition Corporation II
Index

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Condensed Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008

ASSETS

Cash	$177,812	$20,139
Cash equivalents held in trust	77,458,160	77,652,972
Interest receivable on cash equivalents held in trust	-	15,099
Income tax receivable	-	157,500
Prepaid expenses	11,199	62,949

Total current assets	77,647,171	77,908,659

Equipment, net	3,555	3,555

Total assets	$77,650,726	$77,912,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses	$246,044	$108,648
Franchise taxes payable	55,500	-
Deferred underwriting fee	3,114,454	3,114,454

Total current liabilities	3,415,998	3,223,102

Common stock subject to possible conversion (2,918,827 and 2,918,827 shares at conversion value, respectively)	23,705,649	23,628,780

Commitments

Stockholders’ equity
Common stock, $.0001 par value per share, authorized 35,000,000 shares, issued and outstanding 9,247,010 and 9,247,010 (excluding 2,918,827 and 2,918,827 shares subject to conversion, respectively)	925	925
Additional paid-in capital	50,776,800	50,853,670
Retained earnings (accumulated deficit)	(248,646)	205,737

Total stockholders’ equity	50,529,079	51,060,332

Total liabilities and stockholders’ equity	$77,650,726	$77,912,214

See notes to unaudited condensed financial statements.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,		Period From July 3, 2007 (Inception) to September 30, 2009
	2009	2008	2009	2008	(Unaudited)

Interest income	$41,213	$386,522	$304,742	$1,211,481	$1,693,067

General and administrative expenses	231,758	132,551	759,125	494,101	1,863,214

Income before provision for income taxes	(190,545)	253,971	(454,383)	717,380	(170,147)

Provision for income taxes	-	79,000	-	237,000	78,500

Net income (loss) for the period	(190,545)	174,971	(454,383)	480,380	(248,647)

Accretion of trust accounting relating to common stock subject to possible conversion	(12,358)	(115,918)	(76,869)	(363,323)	(493,229)

Net income (loss) attributable to common stockholders	$(202,903)	$59,053	$(531,252)	$117,057	$(741,876)

Weighted average number of shares outstanding
Basic and diluted	9,247,010	9,247,010	9,247,010	9,233,337
Net income (loss) per share – basic and diluted	$(0.02)	$0.01	$(0.06)	$0.01

Number of shares outstanding subject to possible conversion – basic and diluted	2,918,827	2,918,827	2,918,827	2,918,827
Net income (loss) per share subject to possible conversion – basic and diluted	$(0.06)	$0.04	$(0.18)	$0.12

See notes to unaudited condensed financial statements.

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Period From July 3, 2007 (Inception) to September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(454,383)	$480,380	$(248,647)
Depreciation	-	-	470
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest receivable	15,099	62,402	-
Income tax receivable	157,500	-	-
Prepaid expenses	51,750	76,749	(11,199)
Accrued expenses	137,395	38,752	246,044
Income and franchise taxes payable	55,500	2,233	55,500

Net cash provided by (used in) operating activities	(37,139)	660,516	42,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash equivalents held in trust	194,812	(2,120,416)	(77,458,160)
Purchase of equipment	-	(250,663)	(4,025)

Net cash provided by (used in) investing activities	194,812	(2,371,079)	(77,462,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock to initial stockholders	-	-	25,000
Net proceeds from issuance of common stock through public offering	-	1,264,054	51,723,289
Proceeds from issuance of insider warrants to initial stockholders	-	-	2,650,000
Portion of proceeds from sale of units through public offerings allocable to shares of common stock subject to possible conversion	-	541,480	23,212,420
Registration costs paid	-	(12,880)	(12,880)
Proceeds from notes payable, stockholders	-	-	157,990
Repayment of notes payable, stockholders	-	-	(157,990)

Net cash provided by financing activities	-	1,792,654	77,597,829

Net increase (decrease) in cash	157,673	82,091	177,812
Cash at beginning of period	20,139	101,836	-
Cash at end of period	$177,812	183,927	$177,812

Supplemental disclosures of cash flow information:
Interest paid	$-	-	$-
Income taxes paid	$-	236,000	$236,000

Supplemental disclosures of non-cash financing activities:
Deferred underwriting fee	$-	74,454	$3,114,454
Accrued registration fee	$-	12,880	$12,880
Accretion of trust accounting - common stock subject to possible conversion	$76,869	363,323	$480,871
Accrued acquisition fee	$-	222,005	$157,977

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

At September 30, 2009, the Company had not yet commenced any operations.  All activity from July 3, 2007 (date of inception) to September 30, 2009 relates to the Company’s formation, the public offering described below and searching for a target business with which to complete a Business Combination.

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

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage )

Notes to Unaudited Condensed Financial Statements

NOTE 1 - Organization and Business Operations (continued)

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholders' approval.  Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their share into a pro-rata distribution from the Trust Account (the "Conversion Right").  The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering.  As a result of the Conversion Right, $23,212,420 (representing 29.99% of net proceeds of the public offering) plus accretion of $493,229 (representing 29.99% of interest earned on the trust account) aggregating $23,705,649 has been classified as common stock, subject to possible conversion on the accompanying balance sheet as of September 30, 2009.  The Company’s stockholders prior to the Offering (“Initial Stockholders”) have agreed to vote their 2,433,168 founding shares (after forfeiture of 298,082 shares disclosed in Note 3) of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders ("Public Stockholders") with respect to a Business Combination.

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

NOTE 2 - Summary of Significant Accounting Policies

Interim Financial Statements - The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (July 3, 2007) to December 31, 2008 included in the Company's Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position, results of operations and cash flows.  The operating results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Net Income Per Share - Basic net income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period.  Calculation of the weighted average common shares outstanding during the period is based on 2,731,250 initial shares outstanding throughout the period from July 3, 2007 (inception) to September 30, 2009, less 298,082 initial shares cancelled by the Company on January 24, 2008 (retroactively restated for this calculation to July 3, 2007), 6,650,950 common shares (excluding 2,849,050 shares subject to possible conversion) issued at the completion of the Offering on December 12, 2007 and 162,892 shares (excluding 69,777 shares subject to possible conversion) from the January 24, 2008 over-allotment option exercised.  Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 2,918,827 common shares subject to possible conversion.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The shares issuable upon exercise of the Warrants have been excluded from the calculation of diluted net income per share since the Warrants are exercisable commencing the later of one year or the completion of a Business Combination and this contingency has not been resolved.

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

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.  In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The adoption of FSP No. FAS 157-2 had no material impact on the financial statements of the Company.  The adoption of SFAS No. 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.  The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Financial Assets at Fair Value as of September 30, 2009:

	September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents held in trust	$77,458,160	$77,458,160	$-	$-

Total	$77,458,160	$77,458,160	$-	$-

Financial Assets at Fair Value as of December 31, 2008:

	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents held in trust	$77,652,972	$77,652,972	$-	$-

Total	$77,652,972	$77,652,972	$-	$-

The fair values of the Company’s cash equivalents held in the trust are determined through market, observable and corroborated sources. The carrying amounts reflected in the consolidated balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, ‘‘Subsequent Events’’ (‘‘FAS 165’’). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The Company’s management evaluated all events or transactions that occurred after December 31, 2008 up through March 30, 2009, the date the Company issued the financial statements included in this 10-Q for the year ended December 31, 2008. The Company’s management has also evaluated all events or transactions from March 31, 2009 through November 16, 2009, and has updated Note 7 for any additional transactions that have occurred, which are unaudited. During these periods, the Company did not have any material recognizable subsequent events other those disclosed in Note 7 to the financial statements for the year ended December 31, 2008 included elsewhere in this 10-Q statement.   In addition, the Company’s management evaluated all events and transactions that occurred after September 30, 2009 up through November 16, 2009 and has updated Note 7 of the September 30, 2009 unaudited financial statements included in this 10-Q.

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

Tremisis Energy Acquisition Corporation II
(a corporation in the development stage )

Notes to Unaudited Condensed Financial Statements

NOTE 4 - Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From July 3, 2007 (Inception) to
	2009	2008	2009	2008	September 30, 2009

Federal income tax – current	$-	$79,000	$-	$237,000	$78,500

Delaware franchise taxes	$18,500	$7,000	$55,500	$43,000	$139,054

No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state.  The Company is incorporated in Delaware and accordingly is subject to franchise taxes.

NOTE 5 - Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chairman of the Board.  Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time, at $5,500 per month commencing in March 2009.  For the three months and nine months ended September 30, 2009, an amount of $16,500 and $39,342, respectively, has been incurred for rent and office support services.

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

NOTE 7 – Subsequent Events (Entry into a Material Definitive Agreement)

On July 30, 2009, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Asiana IDT Inc. (“Asiana IDT”) and Asiana Airlines, Inc. (“Asiana Airlines”) providing for the purchase by the Company from Asiana Airlines of all of the outstanding capital stock of Asiana IDT. Pursuant to the Purchase Agreement, at the closing, the Company will pay Asiana Airlines US$63,076,925 and issue to it 9,832,670 shares of the Company’s common stock.  Upon completion of the transaction, the Company will be the sole owner of Asiana IDT and will be renamed Asiana IDT Holdings, Inc.  Asiana IDT, Inc, a leading information technology (IT) service provider which offers total IT solutions and services in consulting, system integration (SI), network integration (NI), IT outsourcing and legacy migration (LM).

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

Recent Developments

On July 30, 2009, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with Asiana IDT Inc. (“Asiana IDT”) and Asiana Airlines, Inc. (“Asiana Airlines”) providing for the purchase by us from Asiana Airlines of all of the outstanding capital stock of Asiana IDT. Pursuant to the Purchase Agreement, at the closing, we will pay Asiana Airlines US$63,076,925 and issue to it 9,832,670 shares of common stock.  Upon completion of the transaction, we will be the sole owner of Asiana IDT and we will be renamed Asiana IDT Holdings, Inc.  Asiana IDT, Inc, a leading information technology (IT) service provider which offers total IT solutions and services in consulting, system integration (SI), network integration (NI), IT outsourcing and legacy migration (LM).

The acquisition is expected to be consummated in the last quarter of 2009, after the required approval by our stockholders and the fulfillment of certain other conditions, as discussed in the Purchase Agreement.

Results of Operations

For the three months ended September 30, 2009, we had net loss of $190,545 derived from $41,213 of interest income from trust account investment, offset by general and administrative expenses of $231,758.  For the three months ended September 30, 2008, we had net income of $174,971 derived from $386,522 of interest income from trust account investment, offset by general administrative of $132,551 and income tax provision of $79,000.

For the nine months ended September 30, 2009, we had net loss of $454,383 derived from $304,742 of interest income from trust account investment, offset by general and administrative expenses of $759,125.  For the nine months ended September 30, 2008, we had net income of $480,380 derived from $1,211,481 of interest income from trust account investment, offset by general and administrative expenses of $494,101 and income tax provision of $237,000.

For the period from July 3, 2007 (inception) to September 30, 2009, we had net loss of $248,647 derived from $1,693,067 of interest income from trust account investment, offset by general and administrative expenses of $1,863,214 and income tax provision of $78,500.

Financial Condition and Liquidity

We consummated our initial public offering of 9,500,000 units on December 12, 2007. Gross proceeds from our initial public offering were $76,000,000. We paid a total of $2,280,000 in underwriting discounts and commissions and incurred $602,705 for costs and expenses related to the offering. An additional $3,040,000 of underwriting discounts and commissions has been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $2,650,000 from the private sale of warrants (the “Sponsor’s Warrants”), from the offering were $75,767,295, of which $75,595,000 was deposited into the trust account. On January 24, 2008, we consummated the closing of the sale of 232,669 additional units which were sold subject to the underwriters' over-allotment option.  The 9,732,669 units sold in the initial public offering, including the 232,669 units sold subject to the over-allotment option, were sold at an offering price of $8.00 per unit, generating total gross proceeds of $77,861,352.  Of the gross proceeds of the offering and the private placement of warrants, $77,400,511 (or approximately $7.95 per share) was placed in the trust account. The net proceeds deposited into the trust fund remain on deposit in the trust fund and earned $1,693,067 in interest through September 30, 2009.  We intend to use substantially all of the net proceeds of this offering to effect a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 6, 2009, assuming that a business combination is not consummated during that time.

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

ITEM 3.  QUANTIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls are effective in providing him with timely material information relating to us required to be disclosed in reports we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company ’ s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2009 .

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

31.2 – Section 302 Certification by CFO

32.1 – Section 906 Certification by CEO

32.2 – Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMISIS ENERGY ACQUISITION CORPORATION II

Dated: November 16, 2009
/s/ Sang-Chul Kim
Sang-Chul Kim
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Yeon-su Kim
Yeon-su Kim
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)